Form 10-Q
period 2019-09-30
GJ Culture Group US, Inc.
filed 2019-11-15
CIK 1781726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ____________ to ______________

Commission file number: 333-187007

GJ Culture Group US, Inc.

(Exact name of registrant as specified in its charter)

Nevada	83-2912878
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4125 Blackhawk Plaza Circle, Suite 166

Danville, CA 94506

(Address of principal executive offices)

(925) 362-3169

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filers,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes [X] No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The number of shares outstanding of the Registrant’s Common Stock as of September 30, 2019 was 42,959,574 shares, $0.0001 par value.

GJ Culture Group US, Inc.

FORM 10-Q

Quarterly Period Ended September 30, 2019

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
GJ Culture Group US, Inc.
(formerly known as Guojiang Cultural Industry US, Inc.)

Results of Review of Interim Financial Information

We have reviewed the condensed balance sheet of GJ Culture Group US, Inc. (the “Company”) as of September 30, 2019, and the related condensed statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2019, condensed statements of cash flows for the nine-month period then ended, condensed statements of changes in stockholders’ equity for the year ended December 31, 2018 and the nine-month period ended September 30, 2019 and the related notes (collectively referred to as the interim financial statements). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheet of the Company as of December 31, 2018, and the related statements of income, comprehensive income, stockholders’ equity, and cash flows for the period then ended (not presented herein); and in our report dated April 25, 2019, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2018, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had incurred substantial losses since inception, and has a working capital deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plan in regards to these matters are described in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Review Results

These interim financial statements are the responsibility of the Company’s management. We conducted our review in accordance with the standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

WWC, P.C.

Certified Public Accountants

San Mateo, CA

November 12, 2019

We have served as the Company’s auditor since 2019.

GJ Culture Group US, Inc.

(formerly known as Guojiang Culture Industry US, Inc.)

Balance Sheets

As of September 30, 2019 and December 31, 2018

	September 30, 2019	December 31, 2018
		(Audited)
ASSETS

Current assets
Cash and cash equivalents	$276,622	$200
Prepaid expenses	1,920	-
Total current assets	278,542	200

Intangible assets, net	7,608	-
Total assets	$286,150	$200

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable	$3,495	$466
Accrued liabilities	5,419	20,419

Total liabilities	$8,914	$20,885

Commitments and Contingencies

Stockholders’ Deficiency
Preferred stock, $0.0001 par value, 30,000,000 shares authorized, no shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	$-	$-
Common stock, $0.0001 par value, 320,000,000 shares authorized, 42,959,574 and 66,666 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	4,296	7
Additional Paid in Capital	360,330	193
Accumulated deficit	(87,390)	(20,885)
Total stockholders’ deficit	277,236	(20,685)

Total liabilities and stockholders’ deficit	$286,150	$200

The accompanying notes are an integral part of these financial statements.

GJ Culture Group US, Inc.

(formerly known as Guojiang Culture Industry US, Inc.)

Statement of Operations and Comprehensive Loss

For the three-month and nine-month period ended September 30, 2019

	For the three-month period ended September 30, 2019	For the nine-month period ended September 30, 2019

Revenue	$-	$43,000

General and administrative expenses	31,894	109,525
Loss from operation	(31,894)	(109,525)

Loss before provision for income taxes	(31,894)	(66,525)

Other income/(expenses)
Interest income	13	20
Total other income/(expenses)	13	20

Provision for income taxes	-	-

Net loss	$(31,881)	$(66,505)

Comprehensive loss	$(31,881)	$(66,505)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares used in per share calculations – basic and diluted	42,959,574	31,268,871

The accompanying notes are an integral part of these financial statements.

GJ Culture Group US, Inc.

(formerly known as Guojiang Culture Industry US, Inc.)

Statement of Changes in Stockholders’ Deficiency

For the nine-month period ended September 30, 2019

	Number of Shares Outstanding	Common Stock	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Deficiency

Balance - December 31, 2018	66,666	$7	$193	$(20,885)	$(20,685)

Stock issuance for cash	42,892,908	4,289	360,137	-	364,426

Net loss for the period	-	-	-	(66,505)	(66,505)

Balance – September 30, 2019	42,959,574	$4,296	$360,330	$(87,390)	$277,236

The accompanying notes are an integral part of these financial statements.

GJ Culture Group US, Inc.

(formerly known as Guojiang Culture Industry US, Inc.)

Statement of Cash Flows

For the nine-month period ended September 30, 2019

For the nine-month period ended September 30, 2019

Cash flows used in operating activities
Net loss	$(66,505)

Adjustment to reconcile net loss to net cash provided by operations
Amortization	992
Increase in Prepaid expenses	(1,920)
Increase in Accounts payable	3,029
Decrease in Accrued liabilities	(15,000)
Net cash used in operating activities	(79,404)

Cash Flows from investing activities
Purchase of Intangible Assets	(8,600)
Cash Used in Investing Activities	(8,600)

Cash flows from financing activities
Sales of Common stock for cash	364,426
Net cash provided by financing activities	364,426

Change in cash and cash equivalents	$276,422

Cash and cash equivalents – Beginning of period	200

Cash and cash equivalents – End of period	$276,622

Interest paid	$-
Income tax paid	$-

The accompanying notes are an integral part of these financial statements.

GJ Culture Group US, Inc.

(formerly known as Guojiang Culture Industry US, Inc.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2019

1.	NATURE OF OPERATIONS

GJ Culture Group US, Inc. (the “Company”) is a for profit corporation established under the corporation laws in the State of Nevada, United States of America on December 20, 2018. The Company was originally incorporated as “Guojiang Cultural Industry US, Inc.” and amended the name to “GJ Culture Group US, Inc.” on February 20, 2019. Unless the context otherwise requires, all references to “GJ Culture Group US, Inc.,” “we,” “us,” “our” or the “company” are to GJ Culture Group US, Inc.

The Company is dedicated to providing educational services based on classical Chinese studies and culture. The Company’s goal is to serve as cultural and educational conduit between China and the U.S. The Company will pursue its business purpose by providing education and training courses based on classical Chinese studies, organizing China-U.S. international study tour activities for participants of all ages, as well as organizing and promoting China-U.S. cultural events, art fairs, exhibitions, and other activities promoting Chinese culture.

2.	BASIS OF PRESENTATION AND GOING CONCERN

Basis of Presentation

The accompanying unaudited condensed interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Article 8 of Regulation S-X. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. Notes to the unaudited condensed interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the period ended December 31, 2018 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the period ended December 31, 2018 included in the Company’s Form S-1 as filed with the Securities and Exchange Commission.

Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) applicable to interim financial information and the requirements of Form 10-Q and Rule 8-03 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosure required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2018, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements for the year ended December 31, 2018.

Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern. As of September 30, 2019, the Company had accumulated deficits of $87,390. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

Management plans to fund operations of the Company through the proceeds from an offering pursuant to a Registration Statement on Form S-1, private placements of restricted securities, or the issuance of stock in lieu of cash for payment of services until such a time as profitable operations are achieved. If we do not raise all of the money we need from public offerings, we will have to find alternative sources, such as loans or advances from our officers, directors or others. Such additional financing may not become available on acceptable terms and there can be no assurance that any additional financing that the Company does obtain will be sufficient to meet its needs in the long term. There are no written agreements in place for such funding or issuance of securities and there can be no assurance that such will be available in the future. Management believes that this plan provides an opportunity for the Company to continue as a going concern.

The failure to achieve the necessary levels of profitability or obtain the additional funding would be detrimental to the Company.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Due to the limited level of operations, the Company has not needed to make material assumptions or estimates other than the assumption that the Company is a going concern.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $276,622 in cash and cash equivalents as at September 30, 2019.

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection.

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2019.

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accrued liabilities and notes payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

Revenue Recognition

The Company generates revenues by rendering services to customers. Such services typically include the performing of analysis of market demand and preferences for education in classical Chinese culture on behalf of the Company’s customers, providing business training to the Customer’s staff, and organizing and arranging overseas training sessions and immersion trips to the United States for its customers from China.

The Company recognizes revenue for the services rendered above in accordance with Accounting Standards Codification No. 606, “Revenue from Contracts with Customers” (“ASC-606”) which set forth the following criteria:

1.	The parties to the contract have approved the contract (in writing, orally, or in accordance with other customary business practices) and are committed to perform their respective obligations.
2.	The Company can identify each party’s rights regarding the goods or services to be transferred.
3.	The Company can identify the payment terms for the goods or services to be transferred.
4.	The contract has commercial substance (that is, the risk, timing, or amount of the entity’s future cash flows is expected to change as a result of the contract).
5.	It is probable that the Company will collect substantially all of the consideration to which it will be entitled in exchange for the goods or services that will be transferred to the customer. In evaluating whether collectability of an amount of consideration is probable, an entity shall consider only the customer’s ability and intention to pay that amount of consideration when it is due. The amount of consideration to which the entity will be entitled may be less than the price stated in the contract if the consideration is variable because the entity may offer the customer a price concession.

As such, the Company will enter into agreements with its customers where its set forth the services to be rendered, such as market analysis, training, or overseas trips, and when those services are to be rendered and the appropriate related pricing and payment terms. Once the Company has fully rendered the services set forth in the agreement it will procure confirmation in writing from its customers that service has been completed and either fees are payable by the customer, or for funds that were prepaid by customers, there are no outstanding material obligations under the agreement. Service agreements do not contain variable consideration. The Company recognizes the gross amount for services rendered as it is a principal professional service provider.

As of the date of this report the Company has also entered into contracts where it will act as a sales agent on behalf of customers to recruit and refer potential clients on behalf of its customers. Under such arrangements, the Company expects to recognize revenue on net basis. Those revenues are expected to be in the form of commission or referral fees. For the periods presented, no revenue has been recognized for agent services.

Basic and Diluted Net Loss Per Share

Our computation of earnings per share (“EPS”) includes basic and diluted EPS. Basic EPS is measured as the income (loss) available to common stockholders divided by the weighted average common shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income (loss) of the Company as if they had been converted at the beginning of the periods presented, or issuance date, if later. In computing diluted income (loss) per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants may have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. Potential common shares that have an anti-dilutive effect (i.e. those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

Income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the respective periods. Basic and diluted (loss) per common share is the same for periods in which the company reported an operating loss because all warrants and stock options outstanding are anti-dilutive. There were no adjustments to net loss required for purposes of computing diluted earnings per share.

	For the three-month period ended September 30, 2019	For the nine-month period ended September 30, 2019

Loss per share:
Numerator:
Net loss used in computing earnings per share	$(31,881)	$(66,505)

Denominator:
Weighted average common shares outstanding	42,959,574	31,268,871

Basic and diluted loss per share	$(0.00)	$(0.00)

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Comprehensive income (loss)

The Company follows the provisions of the Financial Accounting Standards Board (the “FASB”) ASC 220 Reporting Comprehensive Income and establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general-purpose financial statements. The Company’s comprehensive loss consists of net loss and foreign currency translation adjustments.

Recently Issued Accounting Pronouncements

In February 2018, the FASB issued Accounting Standards Update No. 2018-02 Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02). The standard provides financial statement preparers with an option to reclassify stranded tax effects within Accumulated Other Comprehensive Income (AOCI) to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted.

In December 2018, the FASB issued Accounting Standards Update No. 2018-05, Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (ASU 2018-05). The ASU adds various Securities and Exchange Commission (“SEC”) paragraphs pursuant to the issuance of the December 2017 SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which was effective immediately. The SEC issued SAB 118 to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the Tax Cuts and Jobs Act in the period of enactment. SAB 118 allows disclosure that timely determination of some or all of the income tax effects from the Tax Cuts and Jobs Act are incomplete by the due date of the financial statements and if possible to provide a reasonable estimate.

As of September 30, 2019, except for the above, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

4.	RELATED PARTY TRANSACTIONS

We entered into Business Collaboration Agreement with BEEC Inc. (“BEEC”) for two years, whereby they will serve as our agents for the purpose of selling and promoting our products and services. We also engaged BEEC to design our website and logo and register our domain name and apply for our trademarks in the States. We have leased a section of the office space rented by BEEC located at 4125 Blackhawk Plaza Circle Suite 166, Danville, California for one year beginning on December 15, 2018 and ending on December 31, 2019. Our director, Jonathan Ginsberg, is Chief Operating Officer of BEEC Inc. and a minority shareholder of BEEC Capital LLC. BEEC Inc. and BEEC Capital, LLC are minority shareholders of our Company.

On December 28, 2018, the Company and Jonathan Ginsberg, an individual who is director of the Company (“Purchaser”), entered into a Founder’s Stock Purchase Agreement (the “Agreement”). Pursuant to the Agreement, Purchaser agreed to purchase from the Company, and the Company agreed to sell to Purchaser, an aggregate of 33,333 shares of the Common Stock of the Company (the “Stock”) at $0.003 per share, for an aggregate purchase price of $10,165. Shares were issued on December 28, 2018.

On February 26, 2019, the Company and Sanjun Kuang, an individual who is Chief Executive Officer, president, treasurer, and director of the Company (“Purchaser”), entered into a Founder’s Stock Purchase Agreement (the “Agreement”). Pursuant to the Agreement, Purchaser agreed to purchase from the Company, and the Company agreed to sell to Purchaser, an aggregate of 3,388,350 shares of the Common Stock of the Company (the “Stock”) at $0.003 per share, for an aggregate purchase price of $10,165. Shares were issued on February 26, 2019.

On February 26, 2019, the Company and Huawei Li, an individual who is director and secretary of the Company (“Purchaser”), entered into a Founder’s Stock Purchase Agreement (the “Agreement”). Pursuant to the Agreement, Purchaser agreed to purchase from the Company, and the Company agreed to sell to Purchaser, an aggregate of 3,388,350 shares of the Common Stock of the Company (the “Stock”) at $0.003 per share, for an aggregate purchase price of $10,165. Shares were issued on February 26, 2019.

On February 27, 2019, the Company and Meisang Hu, an individual who is director of the Company (“Purchaser”), entered into a Founder’s Stock Purchase Agreement (the “Agreement”). Pursuant to the Agreement, Purchaser agreed to purchase from the Company, and the Company agreed to sell to Purchaser, an aggregate of 18,635,927 shares of the Common Stock of the Company (the “Stock”) at $0.003 per share, for an aggregate purchase price of $55,908. Shares were issued on February 27, 2019.

5.	STOCKHOLDERS’ EQUITY

Common stock

On January 31, 2019, the Company and BEEC Inc., a company (“Purchaser”) entered into a Founder’s Stock Purchase Agreement (the “Agreement”). Pursuant to the Agreement, Purchaser agreed to purchase from the Company, and the Company agreed to sell to Purchaser, an aggregate of 433,333 shares of the Common Stock of the Company (the “Stock”) at $0.003 per share, for an aggregate purchase price of $1,300. Shares were issued on January 31, 2019.

On February 12, 2019, the Company and London Financial Group Ltd., a company (“Purchaser”) entered into a Founder’s Stock Purchase Agreement (the “Agreement”). Pursuant to the Agreement, Purchaser agreed to purchase from the Company, and the Company hereby agrees to sell to Purchaser, an aggregate of 450,000 shares of the Common Stock of the Company (the “Stock”) at $0.003 per share, for an aggregate purchase price of $1,350. Shares were issued on February 12, 2019.

On February 26, 2019, the Company and Jianhua Wang, an individual (“Purchaser”) entered into a Founder’s Stock Purchase Agreement (the “Agreement”). Pursuant to the Agreement, Purchaser agreed to purchase from the Company, and the Company agreed to sell to Purchaser, an aggregate of 8,470,877 shares of the Common Stock of the Company (the “Stock”) at $0.003 per share, for an aggregate purchase price of $25,413. Shares were issued on February 26, 2019.

On February 26, 2019, the Company and Sanjun Kuang, an individual who is Chief Executive Officer, president, treasurer, and director of the Company (“Purchaser”), entered into a Founder’s Stock Purchase Agreement (the “Agreement”). Pursuant to the Agreement, Purchaser agreed to purchase from the Company, and the Company agreed to sell to Purchaser, an aggregate of 3,388,350 shares of the Common Stock of the Company (the “Stock”) at $0.003 per share, for an aggregate purchase price of $10,165. Shares were issued on February 26, 2019.

On February 26, 2019, the Company and Huawei Li, an individual who is director and secretary of the Company (“Purchaser”), entered into a Founder’s Stock Purchase Agreement (the “Agreement”). Pursuant to the Agreement, Purchaser agreed to purchase from the Company, and the Company agreed to sell to Purchaser, an aggregate of 3,388,350 shares of the Common Stock of the Company (the “Stock”) at $0.003 per share, for an aggregate purchase price of $10,165. Shares were issued on February 26, 2019.

On February 27, 2019, the Company and Meisang Hu, an individual who is director of the Company (“Purchaser”), entered into a Founder’s Stock Purchase Agreement (the “Agreement”). Pursuant to the Agreement, Purchaser agreed to purchase from the Company, and the Company agreed to sell to Purchaser, an aggregate of 18,635,927 shares of the Common Stock of the Company (the “Stock”) at $0.003 per share, for an aggregate purchase price of $55,908. Shares were issued on February 27, 2019.

From April to September of 2019, 8,126,071 common stock have been issued to 61 subscribers at a selling price of $0.032 per share.

As of September 30, 2019, the Company had 30,000,000 shares of Preferred stock and 320,000,000 shares of common stock authorized, 42,959,574 of common shares issued and outstanding at par value of $0.0001 per share.

6.	INCOME TAX

The Company was established in the State of Nevada in United States and is subject to Nevada State and US Federal tax laws. The Company has not recognized an income tax benefit for its operating losses based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not. Further, the benefit from utilization of NOL (“net operating loss”) carry forwards could be subject to limitations due to material ownership changes that could occur in the Company as it continues to raise additional capital. Based on such limitations, the Company has significant NOLs for which realization of tax benefits is uncertain. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

As of September 30, 2019, the Company has accumulated net operating losses of $87,390, which carryovers as a deferred tax asset which begins to expire in 2025.

The net losses before income taxes and its provision for income taxes as follows:

September 30, 2019
Net loss before income taxes	$(87,390)

Tax expenses (benefit) at the statutory tax rate	(18,352)

Tax effects of:
Valuation allowance	18,352

Income tax benefit	$-

7.	CONCENTRATIONS

Customers Concentrations

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the nine months ended September 30, 2019 and 2018.

	For the nine months ended
	September 30,
Customer	2019		2018
	Amount	%	Amount	%
Customer A	20,000	47%	N/A	N/A
Customer B	23,000	53%	N/A	N/A

8.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events that have occurred after the date of the balance sheet through the date of issuance of these financial statements and determined that no subsequent events requires recognition or disclosure to the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

Overview

GJ Culture Group US, Inc. (“GJ Culture” “the Company”, “we”, “us” or “our”) is an emerging company incorporated in Nevada and is qualified and authorized to transact intestate business in California. We are dedicated to providing educational and other related services based on classical Chinese studies and culture. We aim to serve as a cultural and educational meeting point between China and the U.S. Our business is providing education and training courses based on classical Chinese studies both in Chinese and English, organizing China-U.S. international study tour activities for participants of all ages, and organizing and promoting China-U.S. cultural events, art fairs, exhibitions, and other relevant activities related to educating the public about Chinese culture.

Our executive office is located in Danville, the State of California, U.S. Additionally; we have cooperative agencies in California and China. We have established a cooperative relationship with Shaanxi Guojiang Cultural Industry Group Co. Ltd (“Guojiang China”), which is an affiliated company of GJ Culture based in Shaanxi, China and also engages in business related to Chinese classical education. We intend through our cooperative partners to enter into contracts for cooperation with experts in various fields of traditional Chinese culture and art; to offer a diverse and systematic array of services related to Chinese classical studies, that cover the demand of the American market. We will focus on education and the cultural exchange between China and the U.S. relying on our experience in the field of Chinese classical culture and art. We intend to capitalize on the growing interest in China and on its increasing global influence. We will do this by offering a curated and systematized curriculum of classical Chinese studies, and contribute to the exchange and development of cultural education and art between China and the U.S.

GJ Culture is committed to becoming a professional service institution of education, specifically in classical Chinese studies, culture and art. Classical studies and art are at the core of our services. We will offer international study tours, online and offline, in classical Chinese studies through classes, lectures, and cultural and artistic events. All of these will enrich, elevate, and complement each other, forming a vertically integrated set of products and services with growth potential.

There is a growing global interest in China, and an increasing demand to learn more about the Chinese culture and language. We believe it is because the market for classical Chinese studies education and training in the U.S. exists, but it is still in an early stage of development. Based on the market search results by Zero Power Intelligence Research Institute as described in previous chapter, we estimate that this industry presents large training needs, many business opportunities and potential profit margins.

We generate revenues by rendering services to customers. Such services typically include the performing of analysis of market demand and preferences for education in classical Chinese culture on behalf of the customers, providing business training to the customer’s staff, and organizing and arranging overseas training sessions and immersion trips to the United States for its customers from China.

As of the date of the reporting period, we have also entered into contracts where we will act as a sales agent on behalf of customers to recruit and refer potential clients on behalf of its customers. Under such arrangements, we expect to recognize revenue on a net basis. Such revenue is expected to be in the form of a commission or referral fee. For the periods presented, no revenue has been recognized for agent services.

General

Revenues in the reporting period are comprised of providing promotions to our partner who gives international study tour services, and consulting and training service to our partner in this industry.

Our general and administrative expenses consist of costs related to marketing, selling, personnel cost, and professional fee to law firm and accounting firm, etc.

Results of Operations

Nine Months Ended September 30, 2019

The following table sets forth key components of our results of operations for the periods indicated:

Nine Months Ended September 30
2019
Revenues	$43,000
Cost of revenues	-
Gross profit	43,000
Selling, general and administrative expense	109,525
Other expense	-
Interest expense (income), net	(20)
Income/(loss) before income taxes	(66,505)
Income tax expense	-
Net loss	$(66,505)

Revenues

We provided promotion service rendered to our partner who provides international study tour services; we also provided consultancy and training to another partner who operates in this industry.

On March 5, 2019, we entered into a Business Cooperation Agreement (the “China Travel Agreement”) with Xi’an China Travel Service Co., Ltd. (“China Travel”). China Travel is the organizer of the traditional education related tour camp from the U.S. to China. Pursuant to the China Travel Agreement, China Travel engages our Company to provide promotion and marketing services to recruit participants to the Chinese classical culture related tour camp organized by China Travel from July to August, starting 2019, and agreed to pay us $20,000 in promotional and marketing expenses. China Travel further agreed to pay us 15% of tour tuition we collected from the participants we recruit and share 50/50 of any exceeding amount that we collect above base sales price of the tour tuition which is $5,000 per participant

On April 20, 2019, we entered into a Consulting Services Agreement with Shanaxi Qinming Culture Communication Co., Ltd., a limited company incorporated in Shaanxi, China (“Shananxi Qinming”). Shaanxi Qinming provides exhibition services, organizes cultural and artistic activities, and engages in public relations activity planning. Pursuant to the Consulting Services Agreement, we will provide research and analysis services related to the classical Chinese study and culture for the business activated proposed by Shaanxi Qinming, provide online consulting and planning services regarding the development of their potential business related to classical Chinese studies and culture, be responsible for the training of business staff of Shaanxi Qinming (“Business Staff”) and arrange transportation and accommodations for the Business Staff if Shaanxi Qinming organize its Business Staff for field trips to the U.S. Shaanxi Qinming agreed to pay us a preliminary fee for group training for the Business Staff and fees regarding the services provided by us.

On June 3, 2019, we entered into a Supplementary Agreement (the “China Travel Supplementary Agreement”) with China Travel whereby the China Travel Agreement was amended to postpone the Chinese classical culture related summer camp starting date from July of 2019 to July of 2020. Under this agreement, we will act as an agent to recruit or refer potential clients on behalf of our customers. In addition, we expect to recognize revenue on net basis. Those revenues are expected to be in the form of commission or referral fees. For the periods presented, no such service rendered, thus, no such revenue has been recognized for agent services.

Cost of Revenues

There is no cost of revenue occurred during the period.

Selling, general and administrative expenses

We recorded $109,525 in selling, general and administrative expenses in the reporting period and it mainly consists of professional service from our law firm, auditor and accountant etc.

Three Months Ended September 30, 2019

The following table sets forth key components of our results of operations for the periods indicated:

Three Months Ended September 30
2019
Revenues	$-
Cost of revenues	-
Gross profit	-
Selling, general and administrative expense	31,894
Other expense	-
Interest expense (income), net	(13)
Income/(loss) before income taxes	(31,881)
Income tax expense	-
Net loss	$(31,881)

Revenues

For the periods presented, no revenue is recognized.

Cost of Revenues

There is no cost of revenue occurred during the period.

Selling, general and administrative expenses

We recorded $31,894 in selling, general and administrative expenses in the reporting period and it mainly consists of personnel cost, professional service from our law firm, auditor and accountant etc.

Liquidity and Capital Resources

We plan to fund operations of the Company through the proceeds from public offerings, private placements of restricted securities, or the issuance of stock in lieu of cash for payment of services until profitable operations are achieved. The Company will not receive proceeds from the sale of shares by the selling stockholders underlying this Registration Statement on Form S-1, as only selling shareholders will receive the proceeds. If we do not raise all of the money we need from public offerings or through private placements, we will have to find alternative sources, such as loans or advances from our officers, directors or others. Such additional financing may not become available on acceptable terms and there can be no assurance that any additional financing that the Company obtains will be sufficient to meet its needs in the long term. There are no written agreements in place for such funding or issuance of securities and there can be no assurance that such will be available in the future. We believe that this plan provides an opportunity for the Company to continue as a going concern.

The failure to achieve the necessary levels of profitability or obtain the additional funding would be detrimental to the Company.

Cash Flows

The following table presents the major components of net cash flows used in and provided by operating, investing and financing activities for the periods presented:

Nine Months Ended September 30, 2019

Nine Months Ended September 30
2019

Net cash provided by (used in):
Operating activities	$(79,404)
Investing activities	(8,600)
Financing activities	364,426
Net increase in cash and cash equivalents	$276,422

Operating Activities

Operating activities consisted primarily of net income/(loss) adjusted for certain non-cash items. In addition, operating cash flows included the effect of changes in operating assets and liabilities.

Investing Activities

Investing activities is the expenditure occurred for obtaining our trademarks.

Financing Activities

Financing activities consisted primarily of cash provided by stockholders through private placement financing.

Significant Accounting Policies

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Due to the limited level of operations, the Company has not made material assumptions or estimates other than the assumption that the Company is a going concern.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $276,622 in cash and cash equivalents as at September 30, 2019.

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection.

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2019.

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accrued liabilities and notes payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

Revenue Recognition

The Company will recognize revenue in accordance with Accounting Standards Codification No. 606, “Revenue from Contracts with Customers” (“ASC-606”). ASC-606 requires that the criteria must be met before revenue can be recognized:

1.	The parties to the contract have approved the contract (in writing, orally, or in accordance with other customary business practices) and are committed to perform their respective obligations.
2.	The Company can identify each party’s rights regarding the goods or services to be transferred.
3.	The Company can identify the payment terms for the goods or services to be transferred.
4.	The contract has commercial substance (that is, the risk, timing, or amount of the entity’s future cash flows is expected to change as a result of the contract).
5.	It is probable that the Company will collect substantially all of the consideration to which it will be entitled in exchange for the goods or services that will be transferred to the customer. In evaluating whether collectability of an amount of consideration is probable, an entity shall consider only the customer’s ability and intention to pay that amount of consideration when it is due. The amount of consideration to which the entity will be entitled may be less than the price stated in the contract if the consideration is variable because the entity may offer the customer a price concession.

As such, the Company will enter into agreements with its customers where its set forth the services to be rendered, such as market analysis, training, or overseas trips, and when those services are to be rendered and the appropriate related pricing and payment terms. Once the Company has fully rendered the services set forth in the agreement it will procure confirmation in writing from its customers that service has been completed and either fees are payable by the customer, or for funds that were prepaid by customers, there are no outstanding material obligations under the agreement. Service agreements do not contain variable consideration. The Company recognizes the gross amount for services rendered as it is a principal professional service provider.

As of the date of this report the Company has also entered into contracts where it will act as a sales agent on behalf of customers to recruit and refer potential clients on behalf of its customers. Under such arrangements, the Company expects to recognize revenue on net basis. Those revenues are expected to be in the form of commission or referral fees. For the periods presented, no revenue has been recognized for agent services.

Basic and Diluted Net Loss Per Share

Our computation of earnings per share (“EPS”) includes basic and diluted EPS. Basic EPS is measured as the income (loss) available to common stockholders divided by the weighted average common shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income (loss) of the Company as if they had been converted at the beginning of the periods presented, or issuance date, if later. In computing diluted income (loss) per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants may have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

Income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the respective periods. Basic and diluted (loss) per common share is the same for periods in which the company reported an operating loss because all warrants and stock options outstanding are anti-dilutive. There were no adjustments to net loss required for purposes of computing diluted earnings per share.

Comprehensive income (loss)

The Company follows the provisions of the Financial Accounting Standards Board (the “FASB”) ASC 220 Reporting Comprehensive Income and establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. The Company’s comprehensive loss consists of net loss and foreign currency translation adjustments.

Recently Issued Accounting Pronouncements

In February 2018, the FASB issued Accounting Standards Update No. 2018-02 Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02). The standard provides financial statement preparers with an option to reclassify stranded tax effects within Accumulated Other Comprehensive Income (AOCI) to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted.

In December 2018, the FASB issued Accounting Standards Update No. 2018-05, Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (ASU 2018-05). The ASU adds various Securities and Exchange Commission (“SEC”) paragraphs pursuant to the issuance of the December 2017 SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which was effective immediately. The SEC issued SAB 118 to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the Tax Cuts and Jobs Act in the period of enactment. SAB 118 allows disclosure that timely determination of some or all of the income tax effects from the Tax Cuts and Jobs Act are incomplete by the due date of the financial statements and if possible to provide a reasonable estimate.

As of September 30, 2019, except for the above, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management evaluated, with the participation of the Company’s principal executive and financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, we concluded that the Company’s disclosure controls and procedures are ineffective in gathering, analyzing and disclosing information needed to satisfy the registrant’s disclosure obligations under the Exchange Act. Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Company’s principal executive and principal financial officer has concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are not effective because of the material weaknesses in our disclosure controls and procedures. which is identified below. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

The material weaknesses in our disclosure control procedures are as follows:

1. Lack of resources provided to the accounting and reporting function under US GAAP. The Company utilizes a third party independent contractor for the work required for preparation of its US GAAP consolidated financial statements. There are certain challenges faced in providing sufficient resources in terms of time and access to allow the contractor to properly record all of the adjustments necessary on a timely basis to conform our reporting to US GAAP standards.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected.

As of September 30, 2019, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on this evaluation under the COSO Framework, our management concluded that our internal controls over financial reporting are not effective as of September 30, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on that evaluation, they concluded that, as of September 30, 2019, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company’s Chief Financial Officer in connection with the review of our financial statements as of September 30, 2019 and communicated to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an affect on the Company’s financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company’s determination to its financial statements for the future years.

We are committed to improving our financial organization. As part of this commitment, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company’s Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the Company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

This quarterly report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide management report in the quarterly report.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following sales of equity securities by the Company occurred during the three-month period ended September 30, 2019: None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Mine safety disclosures are not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification by Chief Executive Officer
32.2	Section 1350 Certification by Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GJ Culture Group US, Inc., a Nevada corporation

DATED: November 14, 2019	By:	/s/ Sanjun Kuang
Sanjun Kuang
Chief Executive Officer Chief Financial Officer

