Form 10-K
period 2019-12-31
GJ Culture Group US, Inc.
filed 2020-03-30
CIK 1781726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2019

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

Commission file number: 333-232605

GJ Culture Group US, Inc.
(Exact name of registrant as specified in its charter)

Nevada	83-2912878
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4125 Blackhawk Plaza Circle, Suite 166 Danville, CA 94506
(Address of principal executive offices)

(925) 362-3169
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock $0.0001 par value	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. No market value can be provided as no trading was done during the period referenced.

The number of shares outstanding of the registrant’s common stock as of March 5, 2020 was 42,959,574 shares, $0.0001 par value.

GJ Culture Group US, Inc.

FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. All statements, other than statements of historical fact, included in this annual report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management are forward-looking statements. The words “anticipates,” “believes,” “continue,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” the negative of these terms and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that the expectations underlying our forward-looking statements are reasonable, these expectations may prove to be incorrect, and all of these statements are subject to risks and uncertainties. Therefore, you should not place undue reliance on our forward-looking statements. We have included important risks and uncertainties in the cautionary statements included in this annual report. We believe these risks and uncertainties could cause actual results or events to differ materially from the forward-looking statements that we make. Should one or more of these risks and uncertainties materialize, or should underlying assumptions, projections or expectations prove incorrect, actual results, performance or financial condition may vary materially and adversely from those anticipated, estimated or expected. Our forward-looking statements do not reflect the potential impact of future acquisitions, mergers, dispositions, joint ventures or investments that we may make. We do not assume any obligation to update any of the forward-looking statements contained herein, whether as a result of new information, future events or otherwise, except as required by law. In the light of these risks and uncertainties, the forward-looking events and circumstances discussed in this annual report may not occur, and actual results could differ materially from those anticipated or implied in the forward-looking statements.

PART I

ITEM 1. BUSINESS.

OUR COMPANY

GJ Culture Group US, Inc. was formed as a Nevada corporation on December 20, 2018 for the purpose of providing educational and other related services based on classical Chinese studies and culture. We aim to serve as a cultural and educational meeting point between China and the U.S. The Company intends to provide educational training courses and lectures based on classical Chinese studies, inviting Chinese and U.S. experts to give lectures both in Chinese and English in the U.S., organizing China-U.S. international study tour activities for participants of all ages, as well as organizing and promoting China-U.S. cultural events, art fairs, exhibitions, and other activities promoting Chinese culture. As of today, as we just start our business operations, our business has been limited to providing consulting services to our contracted Chinese partners, including telephone or online consultation regarding market and research analysis of classical Chinese culture study in U.S. for the business activities or international tour proposed by our Chinese partners, and providing online oral trainings to the staff of our Chinese business partners.

Our principal executive offices are located at 4125 Blackhawk Plaza Circle, Suite 166, Danville, CA 94506. Our telephone number is (925) 362-3169, and our website address is http://gjcc.us/.

Industry Background

Increasing Demand for Classical Chinese Studies Education in the U.S.

Since initiating market reforms in 1978, China’s economy has been transitioning from a planned economy to a more market-oriented economy. The economy in China has grown significantly over the past few decades. China’s overall economy and the average wage in China have increased in recent years and are expected to grow, which inspired a growing global interest in China, and a growing demand to learn more about the Chinese culture and language. Even Mark Zuckerberg, Facebook’s CEO, offered RMB 840,000 (approximately USD 125,000) to hire a Chinese speaking nanny for his daughter. Currently, there is a demand of Chinese education, both culturally and language-wise, of about 6 million people in the U. S.

The market for classical Chinese studies education and training in the U.S. exists, but is still in an early stage of development. We estimate that this industry presents huge training needs, substantial business opportunities, and considerable profit margins. It has already attracted a large number of institutions and organizations who participate in the market and promote the development of the industry.

Data source: Zero Power Intelligence Research Institute. The data supporting the two tables appearing in the Registration Statement on pages 15 and 18 was calculated based on statistics from National Bureau of Statistics of China, or NBSC, and relevant associations. To be more specific, Zero Power use the population data of the United States in 2015 from National Bureau of Statistics (http://data.stats.gov.cn/easyquery.htm?cn=G0104) and the historical population data from 1968 to 2018 of the United States from World Bank (https://data.worldbank.org.cn/indicator/SP.POP.TOTL?locations=US). Zero Power then estimated the number of people participating in Chines education studies through its own theoretical deduction and data model based upon its industry research. Zero Power also estimated that the annual spending on the such education is approximately $1,000 per person; and The number of people participating in classical Chinese studies education in the U.S. mainly includes the number of enrollments of Confucius Institutes and classical Chinese studies education and training institutions in the U.S.

The numbers represent billions in USD.

Targeting Market for Classical Chinese Studies Education in the U.S. – The Chinese-American Demographic

According to the U.S. Census Bureau, there were 4.52 million Chinese people living in the U.S. in 2018. This makes Chinese people the largest Asia-Pacific ethnic group in the U.S., and the second largest ethnic group after the Mexicans, when considering all ethnic minorities as a whole. The US Department of Homeland Security lists Chinese immigrants as the third-largest immigrant group in the United States. There are 21 million Asia-Pacific Americans in the U.S., accounting for 6.7% of the total population. It is expected that by 2050 Asia-Pacific Americans will account for 10% of the total U.S. population.

Chinese people gather in certain parts of the U.S., mainly in California, New York, and other metropolitan cities. Half of all Chinese Americans live in the western part of the U.S. One fifth live in the northeast and south. In the west of the U.S. they concentrate in Seattle, Washington, Los Angeles, San Francisco, and other cities located in California; and in the south in cities located in Texas, such as Houston and Dallas. In the Northeast they concentrate in New York and Boston. New York City, with 570,000 Chinese, is a metropolis with a large Chinese population.

Most Chinese Americans are concentrated in California, with 36.9% of the total Chinese population, followed by New York, with 16.9%; New Jersey, with 4.4%; Texas, with 4.2%; and Florida, with 4.1%.

These 4.52 million Chinese-Americans, with a prior affinity to the Chinese identity and culture, will be our initial target audience. They are the driving force behind the American educational enterprises offering traditional Chinese culture immersion courses and services related to Chinese language and classical Chinese studies.

Challenges Faced by Institutions Offering Classical Chinese Studies Education in the U.S.

The classical Chinese studies education offered in the current U.S. market is in a state of chaotic development. This is mainly reflected by two key factors: (i) the design and planning of course content is disorganized; and (ii) teachers are poorly selected and trained. The combination of these two elements results in the fact that the concept of classical Chinese studies is not clearly defined.

i.

Course setting. Due to the lack of carefully planned course and content design, there is no consensus on the subject of what constitutes classical Chinese studies in the U.S. This causes institutions and universities to develop their own policies and their own interpretation when selecting the curriculum and content for their classical Chinese studies courses. There is no unified curriculum for classical Chinese studies in the U.S. today. Each learning center and university uses the resources available to them when structuring a course, some prioritize art over history and literature, while others do the opposite. They all emphasize their perceived strong subjects or where they have more available resources.

ii.	Teacher selection. The present market lacks teachers who are specialized or have the required skills, experience, and qualifications to teach a classical Chinese studies course. Some teachers who are not qualified to teach subjects related to classical Chinese studies are somehow teaching those courses. This lack of specialization and professionalism among the teachers themselves makes delivering a real classical Chinese studies course very difficult. Students, not knowing any better, blindly obey.

Market Opportunity Analysis of Classical Chinese Studies Education in the U.S.

Currently, there are not many education service providers who offer classical Chinese studies operating in the U.S., and long-term operating experience in this field is non-existent. This may be because most of the educational institutions operating in the market pursue revenue and tend to ignore the needs of clients. Many Internet educators focus on profitability rather than education itself, and their lack of competitive teaching methods and content renders them unable to enter into an overseas market with a full-fledged array of different education offers like they can in the U.S.

Service providers offering classical Chinese studies education have two major functions: To teach American students Chinese and provide services so that some of those American students can study abroad in China, and to promote the excellence of Chinese culture as a whole. Some companies use their platform to provide American students with English-language versions of classical Chinese studies courses and Chinese language learning courses. They also invite experts in Chinese language and professors, scholars, and academics of classical Chinese studies to give lectures.

Data source: Zero Power Intelligence Research Institute. The data supporting the two tables appearing in the Registration Statement on pages 15 and 18 was calculated based on statistics from National Bureau of Statistics of China, or NBSC, and relevant associations. To be more specific, Zero Power use the population data of the United States in 2015 from National Bureau of Statistics (http://data.stats.gov.cn/easyquery.htm?cn=G0104) and the historical population data from 1968 to 2018 of the United States from World Bank (https://data.worldbank.org.cn/indicator/SP.POP.TOTL?locations=US). Zero Power then estimated the number of people participating in Chines education studies through its own theoretical deduction and data model based upon its industry research. Zero Power also estimated that the annual spending on the such education is approximately $1,000 per person; and The number of people participating in classical Chinese studies education in the U.S. mainly includes the number of enrollments of Confucius Institutes and classical Chinese studies education and training institutions in the U.S.

The numbers represent billions in USD.

COMPANY OVERVIEW

GJ Culture Group US, Inc. (“GJ Culture”) is a Nevada corporation, dedicated to providing educational and other relating services based on classical Chinese studies and culture. We aim to serve as a cultural and educational meeting point between China and the U.S. We will pursue our business purpose by providing educational training courses and lectures based on classical Chinese studies, organizing China-U.S. international study tour activities for participants of all ages, and organizing and promoting China-U.S. cultural events, art fairs, exhibitions, etc. Our executive office is located in Danville, the State of California.

We will focus on education and the cultural exchange between China and the U.S., relying on our profound knowledge in the field of Chinese classical culture and art. We intend to capitalize on the growing interest in China and on its increasing global influence by offering accurate and systematized curriculum of classical Chinese studies, and contribute to the exchange and development of cultural education and art between China and the U.S.

OUR MISSION AND VISION

Committed to quality education service based on classical Chinese studies and culture

Generally speaking, classical Chinese studies mainly refer to an academic system which utilizes the study of Chinese classics to illustrate and convey the ethos, philosophy, character, and moral and social code of the Chinese nation. Classical Chinese studies are applied to guarantee the quality of education. It contributes to the development of intelligence in children, which requires the constant acquisition of knowledge, the enhancement of language through reading and speaking, and the cultivation of memory abilities. All of these qualities can be developed through Di Zi Gui, which offers the standards for being a good pupil and child, and the San Zi Jing (Three Character Classic) used to teach children Confucian values.

Adolescents have entered the stage of understanding the world and establishing their personalities, and need to be guided in words and deeds, as in this stage they have begun to learn through imitation. Therefore, in addition to words and deeds, they need to be given the proper resources to enable them to fully digest and understand their pre-memory knowledge. Adolescents learn to develop critical thinking and perception skills through classical Chinese poetry, painting, calligraphy, chess, and the Chinese Game of Go.

Adults have the richness of life experience behind them. Their life, work, and emotional spheres are more complex, so education at this stage of life is dedicated to reflection, experience, and contemplation. Studying the rich ideological and theoretical works of the Chinese classics will help adults think and act wisely and face with ease all difficulties that may present themselves in their life.

Committed to the dissemination of ancient Chinese philosophical ideas.

The development of a country cannot be separated from the proliferation of culture, which in turn cannot be separated from the inheritance and dissemination of the cultural traditions existing in the area. In fact, Chinese culture is both ancient and complex, in and of itself is an evidence of the continuing accumulation of knowledge through civilization. Chinese classical studies contain abundant ancient Chinese philosophy. It is not only the essence of classical Chinese culture, but also an important factor to maintain the sustainable development of contemporary China. We believe that Chinese culture and Chinese classical studies contribute not only to the sustained development and expansion of the Chinese people, but to the sustained development of the world as a whole. Our long-term objective is to introduce ancient Chinese philosophical ideas into collective consciousness.

Committed to become a bond between Chinese and western cultures and art.

GJ Culture will gradually expand its international study tour services, classical Chinese studies education services, seminars, cultural events, and art fairs by integrating and managing the valuable resources we have accumulated in the field of Chinese classical studies, culture, and art. Over the years we have gained knowledge, experience, and expertise in the fields of both Chinese and western culture and art. We anticipate that this knowledge will position us not only as an education service provider, but also as a platform for the exchange of culture and art between China and the U.S. We intend to serve as a melting pot for the continuous amalgamation of Chinese and American cultures.

OUR COMPETITIVE STRENGTHS

The contents of our seminars and teaching materials will be written and composed specifically for classical Chinese educational purposes.

The contents of our classical Chinese studies education curriculum will be designed based on the traditional Chinese classics. To develop the contents and systematize our course curriculum we have incorporated both Chinese and western education models, applying a directional development approach. Our system is different from other institutions in this industry that simply read the traditional classics and design courses according to the objective needs of classes and lectures. We will adapt Chinese classical cultural principles to storytelling to meet the dynamic needs of classroom lectures and will also use pictorial impressions to help students memorize and understand complex text descriptions.

We will divide our students according to their developmental stage and design each course accordingly. This will allow us to offer the rich and diverse content of classical Chinese studies and education services effectively and systematically. We have also planned to develop special teaching programs and assessment materials for teachers and tutors of classical Chinese studies.

Sophisticated classical Chinese studies education system and one-stop training system

Our classical Chinese studies education services include curriculum education, lectures, international study tours, and cultural and art exchanges. We believe our education services cover all aspects of classical Chinese culture. We have planned to specially develop phase-linked courses and teaching methods that correspond to the different stages of classical Chinese studies. These phase-linked courses and teaching methods guarantee that students learn classical Chinese studies systematically within a structured framework of education, which in turn encourages students to further their education by taking the advanced courses. Systematic learning and the possibility to advance their education increases student engagement. The variety of services we provide, such as classes, public lectures, international study tours, cultural events and art exhibitions, will provide our students with a first-hand, hands-on integral learning experience.

Scientific Theoretical System of Classical Studies Education

We have combined western psychology, neuroscience and Chinese classical studies to create a scientific theory of classical Chinese studies. Using the analogy of how a tree grows, we have taken classical studies as the soil, moral behavior as the root, thoughts as the stem, and the arts as the branches, emphasizing the idea of “infiltrating the soul and enlightening wisdom.” This idea is the basis of our approach. We aim to provide a systematic classical studies education process for our students of different ages. We have developed diversified services and products horizontally, these include lectures, classroom education, international study tour services and cultural and artistic events. All of our students can participate in these activities because vertically we have adopted the concept of multi-level and phased product development, so each product created horizontally is vertically adapted to cater to different needs according to different developmental stages.

Resources for Classical Studies Education

Education is a subject that requires professionalism, and classical Chinese studies education requires professional teachers who can convey its contents through a systematized and scientific approach. GJ Culture plans to collaborate with well-known masters in the field of Chinese culture and art and plans to establish solid cooperation relationships with some institutions of classical Chinese culture and art in China.

Our team and contributors provide professional classical studies education, culture and art courses to numerous Chinese-Americans, scholars and people interested in Chinese culture in general. We plan and co-ordinate our resources, and the resources of our contributors, to offer a diverse and systematic array of services related to Chinese classical studies, to cover the demand of the American market.

OUR GROWTH STRATEGIES

GJ Culture is committed to becoming a professional service institution in the field of education, specifically in classical Chinese studies, culture, and art. Classical studies and art are at the core of our services. We will offer international study tours, classical Chinese studies seminars and lectures, and cultural and artistic events, all of which will enrich, elevate and complement each other, forming a vertically integrated offer of products and services with great potential for growth.

We aspire to become a pre-eminent education service provider for classical Chinese culture study and intend to pursue the following strategies to further grow our business:

Enhance education quality and academic results

We place great emphasis on enhancing our education quality. We offer one of the most comprehensive classical Chinese culture studies, and plan to further enhance the breadth and depth of our course offerings to enrich our students’ learning experience. We will also continue to devote resources to recruit experienced teachers, enhance ongoing teachers’ training programs through collaboration with other education institutions, and develop proprietary teaching materials.

Promote brand awareness

We believe that our education quality speaks volumes for our brand. Word-of-mouth referrals by former and current students and their families have been an important source of student enrollment. We will continue to drive word-of-mouth marketing by focusing on improving our education quality and students’ academic achievements while leveraging social media to improve the efficiency of our brand building and marketing initiatives.

In addition, we plan to organize more event-driven marketing campaigns to further increase our influence in the industry and among parents, such as seminars for prospective students, international education conferences and formation of strategic partnerships with international education institutions.

Expand into new markets across the U.S.

We will continue to expand our course network into other regions in the United States to capture nationwide demand for quality classical Chinese culture education. We intend to continue to replicate our success and apply our experience and know-how from the operation of our mature facilities to new facilities and promote the sharing of teaching and administrative resources within our network.

Increase utilization rate and improve operating efficiency

We seek to increase our student enrollment and program utilization rate, especially for our programs that are at the ramp-up stage, through marketing efforts and dedicated student recruiting teams. A larger student base allows more efficient utilization of our infrastructure and resources and improves our operating efficiency and profitability. We will continue to standardize operation of our programs in areas such as curriculum design, teaching resource allocation, cost control, auxiliary facilities, and service management. This will also allow for better resource sharing within our network to achieve greater economies of scale. We will also provide training to our management and administrative staff to ensure proper implementation of our standardized best practices.

Pursue strategic alliances and selective acquisition opportunities

We intend to continue to form strategic partnerships with reputable education institutions and make selective strategic alliances with and acquisitions of complementary businesses to further improve our education quality, expand our student base and network, and diversify our service offerings.

We are actively exploring potential joint venture opportunities with reputable overseas operators of classical Chinese culture institutes to further expand our program network. We seek to invest in or acquire companies that are complementary to our business, including institutions providing education and trading courses based on classical Chinese studies. We seek to increase our cooperation with organizations, especially those specializing in organizing China-U.S. international study tour activities for participants of all ages and organizing and promoting China-U.S. cultural events and art fairs and exhibitions, to further enhance and enrich our students’ learning experience and results. A minority shareholder of GJ Culture Group US, Inc. is a majority shareholder of Shaanxi Guojiang Cultural Industry Group Co., Ltd. (“Guojiang China”), an affiliated company. We may intend to combine Guojiang China and Guojiang US in the future, but there is no definitive and binding agreement entered into as of today.

CURRICULUM DEVELOPMENT

Definition of Chinese Classical Studies Education

Chinese classical studies refer to the chief educational institutions established and operated by the imperial courts of ancient China, such as the imperial colleges of “Guo Zi Jian” or “Tai Xue.” In the early 20th century, the terms classical studies and Chinese classical academy became synonymous. Classical studies are a universe of content that revolve around the teachings of the Chinese classical and ancient culture. It studies and interprets Chinese classical culture and academia with Confucianism as basis. There are two levels of classical studies. In the broad sense, classical studies are what Hu Shi calls “all the past cultural history of China”, including literature, history, religion, art, mathematics, etc. In a narrow sense, classical studies refer to the classical Chinese ideology and culture. In short, classical studies education is the education of Chinese classical culture. It has two goals: (i) to enrich the training system and quality of modern education by infusing it with the excellence of ancient Chinese culture; and (ii) to absorb a deep understanding of the philosophical ideas that permeate ancient Chinese culture.

Classification of Classical Studies

One classification method of classical studies is the classification method of “Siku Quanshu,” which classifies classical studies into four sections: Jing, Shi, Zi and Ji.

“Jing” (Classics) refers to ancient books, such as the Classic of Changes, the Classic of Poetry, the Classic of Filial Piety, the Analects of Confucius, the Mencius, etc. Some works on language exegetics, such as the Erya, were included later.

“Shi” (Histories) refers to historical works, including general history, such as Sima Qian’s Records of the Grand Historian and Zheng Qiao’s Tongzhi; dynastic history in Ban Gu’s Book of Han, Chen Shou’s Records of the Three Kingdoms, and Ouyang Xiu’s New History of the Five Dynasties; political history, in the Sima Guang’s Zizhi Tongjian, and Li Tao’s Xu Zizhi Tongjian Changbian; and a detailed history of institutions and cultural relics, classics, and texts, in Du You’s Tongdian andMa Duanlin’s Wenxian Tongkao and other chronicles of the region.

“Zi” (Masters) refers to the collection of works of people who created a theory or school during the course of Chinese history, which incluedes Xunzi of Confucianism, Han Feizi and the Book of Lord Shang of Legalists, Sun Tzu of Military Strategists, Lao Tzu and Zhuangzi of Taoists, as well as books on Buddhism, the life of peasants, manuals for doctors, astronomical algorithms, mathematics, arts, genealogy, miscellaneous writers, and novelists, all of which belong to the section of Zi.

“Ji” (Collections) include a collection of intellectuals and scholars and individual collections in history. Collections of individuals are called “Bie Ji”, these include Li Taibai Ji, Du Gongbu Ji, Wang Jinggong Ji, etc. General collections include Zhaoming Wenxuan, Wenyuan Yinghua, Yutai Xinyong, etc. Some ancient opera works, not included in Siku, such as Changshengdian, Xixiangji and Peony Pavilion, are part of Ji.

The other method classifies classical studies according to their content attributes in three categories: the study of Neo-Confucianism, the study of textual research and the study of poetry and prose.

The purpose of the study of Neo-Confucianism is to discover the underlying truth of all things, its essence is philosophical. The study of textual research is to engage in historical research, that is, historiography. The study of poetry and prose is literature, and its purpose is to engage in the creation of practical literary styles such as poetry, prose, reports, memorials to emperors and judgments. Later, the study of country management, i.e. politics, economics, law and other social sciences for governance were included; as well as the study of science and technology, i.e. acoustics, optics, chemistry, electrics and other natural sciences.

RESEARCH AND DEVELOPMENT OF OUR SERVICES AND PRODUCTS

The research and development our services and products mainly include: (i) project development of our international study tours; (ii) the content design of our lectures on classical Chinese studies; (iii) the curriculum development of our classical Chinese studies courses; and (iv) the organizations and promotion of cultural events and art exhibitions.

The research and development of the international study tours we will provide include the design of the tour routes, content modules, travel activities, safety plans, etc. The research and development of our classical Chinese studies lectures, and classical Chinese studies courses includes the curriculum of contents, teaching materials, audio and audio-visual resources, teaching plans and references, courseware tools, teaching methods, assessment standards, etc. The planning content of cultural events and art exhibitions mainly includes the design of themes, activity scenarios, activity flows, activity promotion schemes, etc.

The Company plans to cooperate with experts or scholars who are interested in and have a thorough study of classical Chinese culture, or form the Chinese culture or study center of major Chinese and American universities, or from some Chinese and American non-government institutions which engage in classical Chinese culture and studies, for the research and development of educational products. By combining education and research, we intend to improve the level and efficiency of our research and development process and lay a solid foundation for the sustainable development of the educational services we offer. Our R&D will use market research and competitive analysis to determine which product and/or service to develop, it will complete a description of such product and/or service, deconstruct the project design structure, implement the sub-module product or service according to the results of the deconstruction, and then integrate the sub-module, to finally integrate the products and services. After the initial market validation, such products and services will be revised based on the feedback received from students and participants, and then the comprehensive marketing work to promote such products and services will begin.

OUR PRODUCTS AND SERVICES

International Study Tour Services

Our international study tour services mainly serve people in China and the U.S. who have an interest in Chinese classical culture and art. By participating in our study tours based on classical Chinese studies, people will be able to mingle and network, improve their level of classical Chinese culture and experience life in China. The tour will be cared for by specially-assigned staff selected to ensure the participants safety. We currently offer three different types of international study tours: (i) the youth study tour series; (ii) the adult study tour series; and (iii) themed study tour series of culture and art.

We intend to organize cultural exchange education tours targeting U.S. students, scholars, families, Chinese culture and art enthusiasts, and others who wish to participate. The destinations in China will include ancient capitals such as Xi’an, Beijing and Hangzhou. Classical Chinese education seminars and workshops will be provided during the course of the trip. Participants will be able to learn about Chinese history, culture, art and classical studies in an interactive, fun, and hands-on way.

We entered into a Business Cooperation Agreement (the “China Travel Agreement”) with Xi’an China Travel Service Co., Ltd. (“China Travel”) on March 5, 2019. China Travel is the organizer of the traditional education related tour camp from the U.S. to China. Pursuant to the China Travel Agreement, China Travel engages our Company to provide promotion and marketing services to recruit participants to the Chinese classical culture related tour camp organized by China Travel from July to August, starting 2019, and agreed to pay us $20,000 in promotional and marketing expenses. China Travel further agreed to pay us 15% of tour tuition we collected from the participants we recruit and share 50/50 of any exceeding amount that we collect above base sales price of the tour tuition which is $5,000 per participant. On June 3, 2019, we entered into a Supplementary Agreement to Business Cooperation Agreement (the “China Travel Supplementary Agreement”) with China Travel whereby the China Travel Agreement was amended to postpone the organizing period of Chinese classical culture related tour camp from July to August, starting 2019, to January to February, 2020 or July to August, every year since 2020.   Due to the coronavirus outbreak, if the situation improves by July, 2020, we plan to hold the tour camp in July to August, 2020. We need to further postpone the tour camp related to Chinese classical culture we plan to organize for China Travel one more year to January to February or July to August 2021 and every year thereafter from 2021 if the international travel continues to be restricted due to corona virus.

●	Youth Study Tour Series

The youth study tour series will guide students while visiting major historical and cultural cities in China. The aim of the tour is for the participants to experience classical Chinese culture at first hand. During the tour, we will teach participants classical Chinese cultural entertainment skills such as chess, Luban lock, etc. Our youth study tour series will provide its participants a rich and varied experience of classical Chinese culture, games and entertainment. We will create a happy and positive learning environment for our students, enabling them to have a profound and intuitive understanding of the essence of classical studies, and to truly appreciate the charm of Chinese culture.

Basic Tour Information

Tour Theme: Classical Chinese Studies Education.

Target Audience: Youths, ages 13 to 17.

Tour Length: 1-2 weeks (during summer and winter holidays).

Destinations: Single city or multiple cities.

Departure City: San Francisco, California.

Group Size: Around 20 participants.

Tour Content: Visits to historical and cultural sites; visits to museums; learn the basics of Chinese language; first-hand experience of classroom curriculum.

●	Adult Study Tour Series

The adult tour series will guide its participants while visiting major historical and cultural cities in China, to explore and experience Chinese culture and customs, and to interact and network with other classical Chinese studies enthusiasts from all over the world. Our adult tour series provides first-class classical studies tutors and excellent courses integrating leisure and entertainment with tourism. Its participants will benefit from a comfortable learning environment, which will allow them to experience first-hand the beauty of classical studies and to truly appreciate its essence.

Basic Tour Information

Tour Theme: Classical Chinese Studies

Target Audience: College students, young professionals, families, Chinese history, art and culture enthusiasts.

Tour Length: 1-2 weeks

Destinations: Single city or multiple cities.

Departure City: San Francisco, California

Group Size: Around 20 participants.

Tour Content: Visits to historical and cultural sites; visits to museums; first-hand experience of Chinese chess, the Chinese Game of Go and calligraphy, and etc.

●	Themed Study Tour Series

The themed study tour series will guide participants while exploring Chinese culture, art and art collections, visiting major historical and cultural cities in China. Participants will learn about Chinese classical culture and art, and network with other Chinese culture and art enthusiasts from all over the world. The themed study tour series is based on aesthetics, integrating art and tourism. These themed art tours will allow art enthusiasts to gather together, exchange and learn from each other. Providing a unique first-hand experience of the charm of Chinese classical culture and art.

Basic Tour Information

Tour Theme: Chinese art.

Target Audience: Culture and art enthusiasts, art collectors, etc.

Tour Length: 1-2 weeks.

Destinations: Single city or multiple cities.

Departure City: San Francisco, California

Group Size: Around 20 participants

Tour Content: Visits to historical and cultural sites; visits to art museums; first-hand experience of calligraphy, Chinese tea ceremony, classical Chinese painting, etc.

Lectures on Classical Studies

Classical Chinese studies involve the classical Chinese academy, which includes philosophy, Confucian classics, literature, history, politics, military science, natural science, theology, art, etc. All of these contents taken as a whole constitute the essence of classical Chinese studies. Classical studies are based on the Chinese classics of the pre-Qin Dynasty, around 2000 years ago, and on the theories of various masters. Classical Chinese studies cover a complete set of unique cultural and academic systems, such as Confucianism of the Han Dynasty, Metaphysics of the Wei and Jin Dynasties, Neo-Confucianism of the Song and Ming Dynasties, Poetry of the Han Dynasty, Parallel prose of the Six Dynasties, Poetry of the Tang and Song Dynasties, Operas of the Yuan Dynasty, novels of the Ming and Qing Dynasty, and etc. Classical Chinese studies represent the richness of Chinese culture covering thousands of years and contain the wisdom and essence of China’s 5,000-year history. Nowadays, China’s growth and development have caused a surge of interest in all things Chinese. More people are interested in studying and understanding China’s history, culture, and ethos. We will capitalize on this growing interest by offering “Lectures on Chinese Classical Studies” bringing the core values of Chinese culture to those who have an interest in learning.

Basic Information

Target Audience: Ethnic Chinese people, people interested in Chinese culture, scholars and academics, etc.

Form of Lecture: Face to face lectures at regular intervals and online video courses.

Content of Lecture: (i) Classical Studies Series on Neo-Confucianism, philosophy series; (ii) Classical Studies Series on Country Management, social sciences series; (iii) Classical Studies Series on Poetry and Prose; (iv) Classical Studies Series on Textual Research, series on history and historical research.

Meditation Courses

These courses, through the enlightenment of meditation instructors, are aimed at achieving mental clarity, calmed emotions, and awakening the healing power of awareness through channeling the meridian energy of the body. Meditation restores tranquility and awareness, opening up the treasures of wisdom.

Basic Information

Teaching Method: Face to face lessons.

Target Audience: People who want to improve their physical health; people who want to achieve harmony in their career, family and relationships; people who want to enhance their awareness and insight in daily life; people who want to improve their sense of happiness, joy and abundance; people who seek the truth and essence of life.

Contents: (i) Teaching the basic knowledge of meditation. (ii) Understanding the principles of meditation and experiencing various meditation techniques. (iii) Understanding, learning and mastering various meditation techniques. (iv) Analyzing the principles of meditation, revealing the key knowledge of meditation, and teaching techniques for “constant awareness.” (v) Integrating the body and mind into the natural landscape for self-building and participating in a spiritual sublimation journey.

Education and Training

As the name implies, classical Chinese studies are the study of Chinese history and tradition, which has been around for 5,000 years. In the wave of economic globalization, classical Chinese studies have attracted the attention of people around the world, gradually becoming a popular trend of intercultural studies. We believe there is a good business opportunity in offering classical Chinese studies courses and education. We believe its contents will help enrich people’s spiritual life. There is a global interest in learning about Chinese culture, and a growing desire to take classes on the subject. However, the institutions offering classic Chinese studies in the U.S. at the moment offer neither a systematic concept of classical studies education nor a professional approach to teaching. With this in mind, and in order to structure different programs according to the different stages of cognitive development, we have developed junior or beginner classes of classical studies for young people, a middle-level version course for classical Chinese culture enthusiasts, and premium classes for professionals and corporate executives.

●	Beginner Classes

Course Content: Di Zi Gui (Standards for being a Good Pupil and Child), Tao Te Ching, Analects of Confucius, etc.

Target Audience: Children and teenagers.

Purpose of the Course: to provide children with the fundamental teachings of classical Chinese culture, to improve literacy and moral standards, and to lay a good foundation for their academic formation and life.

Meaning of Classes: Di Zi Gui (means standards for being a good student and child), originally named “Xun Meng Wen”, is the reading material used to encourage and uphold integrity, educating students in the importance of fulfilling their duties and responsibilities, protecting them against evil and preserving their innocence, and fostering loyalty and honesty. Tao Te Ching is the philosophy of good people. The study of Tao Te Ching, as well as the Analects of Confucius can edify our wisdom and enhance our ability to deal with the world. Therefore, when using these classics to educate children and teenagers, teachers quote the spirit therein and can guide their behavior correctly, which is an extremely effective way to strengthen their development and training and promote the development of their personality.

●	Mid-level Classes

Course Content: Shiji (Records of the Grand Historian), Wenxin Diaolong (the Literary Mind and the Carving of Dragons), Legends, calligraphy, Chinese Painting, chess, art, etc.

Target audience: Children, youths, adults and seniors

Purpose of the Course: to comprehend the ancient philosophy behind doing things from ancient legends and historical classics.

Meaning of Classes: The class contents contain the stories of monarchs and seigniors, interpreting “the truth of life in the world.” Taking this course may help students to get inspired by ancient legends and to cultivate their minds with the introduction of new ideas. The course also includes calligraphy, Chinese painting, and chess to include active tutoring and to experience the charm of classical Chinese culture in a relaxed learning atmosphere.

●	Premium Classes

Courses Content: Sun Zi Bing Fa (The Art of War), the Records of the Three Kingdoms, Zizhi Tongjian (Comprehensive Mirror in Aid of Governance), calligraphy, Chinese painting, chess art, etc.

Target Audience: professionals, corporate executives and classical culture learners.

Purpose of the Course: to apply ancient classics to the world of business and to improve the understanding of classical Chinese culture.

Course objective: Many strategies in Sun Tzu’s Sun Zi Bing Fa can be applied in modern society, especially to the world of business. The Records of the Three Kingdoms and Zizhi Tongjian can help people understand how ancient emperors managed their country successfully; and to get management inspiration and insight. Calligraphy, Chinese painting, and chess art can contribute to the general improvement of the person as a whole, regardless of their industry.

Cultural Events and Art Exhibition Activities

The Company regularly hosts various exhibitions on the subject of Chinese culture and art. Our exhibitions are based on the concepts of being “international, professional, market-oriented and high-quality.” They demonstrate the fruitful achievements of the development of the Chinese and western culture and art. They also serve as a melting pot of the latest theories and views on the development of culture and art, and establish a trading platform for cultural and artistic products and services. We believe that they contribute to further the development of culture and art and to the exchange of culture and art between China and the U.S.

We intend to organize cultural and art exhibitions in the U.S., starting in California, as a way to promote our other business activities. The exhibitions will be held in major art venues in San Francisco and the Bay Area, targeting the general public and Chinese culture and art enthusiasts. The exhibitions will encompass important Chinese cultural artifacts, such as traditional paintings, craftsmanship, calligraphy, and ancient literature. The events will be interactive and act as a form of cultural and business promotion for GJ Culture Group.

The subject of activities includes:

◊	China-U.S. Cultural Events and Art Exhibitions

◊	Chinese Classical Painting Art Exhibitions

◊	Chinese Porcelain Art Exhibitions

◊	Chinese Classical Chess Exchange

Consulting Services Relating to Classical Chinese Culture

The Company provides consulting service for those clients who are interested in doing business related to the classical Chinese studies and culture. Our services include research and analysis services related to classical Chinese studies and culture for the business activities proposed by our clients, online consulting and planning services for the development of client’s business related to classical Chinese studies and culture, training services for business staffs of our client, and also w will be responsible for arranging the transportation and accommodations if our client organize its business staffs for field trips to the U.S. as well.

We entered into a Consulting Services Agreement with Shanaxi Qinming Culture Communication Co., Ltd., a limited company incorporated in Shaanxi, China (“Shananxi Qinming”) on April 20, 2019. Shaanxi Qinming provides exhibition services, organizes cultural and artistic activities, and engages in public relations activity planning. Pursuant to the Consulting Services Agreement, we will provide research and analysis services related to the classical Chinese study and culture for the business activated proposed by Shaanxi Qinming, provide online consulting and planning services regarding the development of their potential business related to classical Chinese studies and culture, be responsible for the training of business staff of Shaanxi Qinming (“Business Staff”) and arrange transportation and accommodations for the Business Staff if Shaanxi Qinming organize its Business Staff for field trips to the U.S. Shaanxi Qinming agreed to pay us a preliminary fee for group training for the Business Staff and fees regarding the services provided by us.

We also entered into a Consulting Services Agreement with Hangzhou Zhuoya Cultural Planning Co., Ltd., a limited company incorporated in Hangzhou, China (“Hangzhou Zhuoya”) on January 1st, 2020. Hangzhou Zhuoya engages in organizing culture art exchange activities, exhibitions, and corporate brand and image promotion and planning services. Pursuant to the Consulting Services Agreement, we will provide research and analysis services related to the classical Chinese study and culture for the business activated proposed by Hangzhou Zhuoya, including but not limited to providing data and information related to market size, customer preference, development trend of classical Chinese culture study, and provide online consulting and planning services regarding the development of their potential business involving classical Chinese culture, especially for organizing and planning traditional Chinese cultural activities. Hangzhou Zhuoya agreed to pay us $15,000 service fee upon completion of the services provided by us.  We have received the payment of $15,000 from Hangzhou Zhuoya on March 12, 2020.

OUR REVENUE

Regular Business Income

We expect to generate most of our revenues from the international study tours we will offer, from the classical Chinese studies education course and from our meditation training courses. All of these services will be paid for by our students or participants in advance. As of today, all of our revenue is generated from providing consulting services to our contracted Chinese partners, including telephone or online consultation regarding market and research analysis of classical Chinese culture study in U.S. for the business activities or international tour proposed by our Chinese partners. We also provide online trainings to the staff of our Chinese business partners.

Sales of incidental materials required for our course training.

To participate in some of our courses students will sometimes need to purchase certain supplies, such as the four stationery treasures of study, Hanfu clothing, classical musical instruments, sets of chess and Chinese Go, classical books, etc. As the number of students increases, the demand for these supplies will increase. The company will customize some of these supplies through novel design concepts. We expect these supplies to generate revenue for the company.

Sales Income from Cultural Events and Art Exhibitions

We expect to generate revenues from our activities organizing, hosting, and promoting cultural events and art exhibitions through participation fees, ticket sales, commissions on sales, sponsorships, etc.

OUR SALES

Our Service Target Market

We will mainly provide our educational services in the field of classical Chinese studies, art, and culture to Chinese-Americans, American youths, scholars, art collectors, and professional and corporate executives interested in learning more about Chinese culture.

Sales Management Model

The Company’s sales model combines front-end promotion, mid-end contract, and back-end services to form a complete chain. Sales services are initiated by the sales department, based on its current plan, scope, objectives, and methods. Promotion will be made through advertising, customer referral, network publicity, and word-of-mouth. After engaging customers, the sales department will extend a telephone invitation and carry out on-site visits and post-sale services. After formally hiring our services, the corresponding business department will provide customers with the products and services they purchased. The R&D department will supervise the products and services delivered to our customers. Our general manager will supervise the whole process and revise it according to the feedback we receive. The general manager will also provide guidance to the sales department according to the scope, goals and methods of the sales department.

OUR DEVELOPMENT PLAN

Product Plan

To establish user-centered product service strategy

◊  To continuously improve the professional level of our products and services.

◊  To gradually enrich our products and services.

◊  To establish a process for product and service development

Market Plan

To establish a market strategy implemented step-by-step and emphasizing development

◊  Phase I: Key Development – San Francisco

◊  Phase II: Regional Market Development – California

◊  Phase III: Overall Development - US

Talent Plan	To establish talent recruitment strategy ◊ To establish a talent recruitment system ◊ To establish an efficient talent training system ◊ To establish a scientific talent assessment system

OUR BRANDING AND MARKETING

We have established a clear target audience and market objectives and have structured on marketing plan and determined a detailed marketing strategy with the objective of achieving reaching our target audience.

●	Market Agent

Our goal is to become the leading service provider of classical Chinese education, with emphasis in the field of art and culture. In the next five years, we will focus our business in the U.S. and China. Our chief executive office is currently located in Danville, California. From there we intend to expand our business ventures, initially within the state of California and then to the rest of America.

●	Product Distribution

Our product and service distribution strategies will emphasize our achievements with respect to the professionalization and the systematization of knowledge and content of classical Chinese cultural and artistic studies. Because the content of classical Chinese education and culture are rather complex, they present multiple possibilities when combining content in the process of product development. Students of different age groups and backgrounds have different preferences. In order to satisfy the diverse demands of our customers, we intend to adjust and optimize our products and services from time to time, and to provide tailored services to meet the requirements of our customers. We will develop products and services based on Chinese education, culture, and art in accordance with the needs of our customers. We will prioritize the systematization of content, the creation of different product categories, and the professionalization of our teaching methods when designing our product and service distribution strategy.

●	Marketing Geographic Area

We will initially operate in San Francisco Bay Area, and expand our business throughout the state of California and into the rest of America in stages as follows:

Stage 1: Central Market - San Francisco and the Bay Area

Our executive office is located in Danville, San Francisco Bay Area, California. Around 20% of the 800,000 people residing in San Francisco Bay Area are Chinese or of Chinese descent. San Francisco is one of the cities with the highest density of residents with Chinese heritage. San Francisco has a large district called “Chinatown” which has played a significant role in the political, economic, and social aspects of life in the California region. Therefore, we believe that the San Francisco Bay Area will provide us with a natural market advantage in the field of Chinese education, justifying our choice of San Francisco Bay Area as an entry point for the exploration of the U.S. market.

Stage 2: Regional Market – California

Expanding from the market in San Francisco, we will focus on the rest of the state of California. As the market area grows, team-building and marketing efforts will be strengthened. The state of California presents a strong market due to its large Sino-Asian population base. The state also has the largest number of Chinese students studying abroad in the U.S. The total number of international students in California is about 135,130, with 33.6% being Chinese.

Stage 3: Comprehensive Market - the United States

When the Company obtains strong operational capabilities and enters the stage of rapid development, it will gradually expand its target market to cover to the whole U.S. With the continuous improvement of our service capabilities and the continuous development of our business, we will strive to establish branches in key markets and metropolitan areas in the U.S.

●	Marketing Strategies

In terms of marketing strategies, the company will focus on cultural activities and supplement those with advertising and promotion. Marketing will be carried out in three stages.

Stage 1: Market penetration.

To penetrate the market we will advertise in paper publications, such as local newspapers and magazines. We will strive to convey the Company’s name, products, and brand to our target audience through the media and radio. Specific concepts and images will be incorporated into these communication strategies.

In addition, promotional materials such as leaflets, posters, and gifts will be delivered on a regular basis to our target audience. Marketing personnel will distribute these materials in crowded places to achieve the desired market outreach. Additionally, we will set up fixed help desks near schools and in places where our target audience concentrates. We will seek to connect with museums and cultural venues in general to discuss mutual cooperation and brand promotion.

Stage 2: Media Marketing

Once we start generating profits we will consider including advertising through television, the internet, and other media. In addition to strong a media presence, we also intend to organize conferences, classical cultural exchange meetings, cultural and artistic exchanges, and three-dimensional art exhibitions, all of which will help to represent and promote our brand. With this approach to marketing we intend to establish an attractive corporate image and increase the Company’s visibility. We plan to conduct regular exchanges with local schools, offering free course trials to students to encourage them to experience classical Chinese studies. We expect to build a good reputation and corporate image through the word-of-mouth.

Stage 3: Seminar Marketing

When the company’s development becomes stable and has a certain influence in the industry, we plan to host classical Chinese culture seminars regularly, inviting Chinese scholars, Chinese cultural enthusiasts or other Chinese education institutions to send representatives to conduct classical studies exchanges. These seminars will be held on a regular basis. We intend to scale and expand these events to become the most influential Chinese school exchange event in the United States.

COMPETITION

Competition Analysis of Classical Studies Education Market in the U.S.

American colleges and universities, for the purpose of cooperation, connect Chinese and American educational enterprises. The collaboration between the two includes exchanging classrooms, language training, high-end applications for studying abroad, homework counseling and career guidance services. After cooperating, the parties mainly provide services to Chinese students studying in America. American enterprises provide various services for students interested in studying abroad through the integration of regional platforms.

On the one hand, Chinese classical studies education enterprises provide language training and preparation for the entrance exams required for foreign students interested in studying in the U.S. On the other hand, they also provide an English version of the preparation of entrance exams and an English version of classical Chinese culture courses for native American students in the U.S. In addition to basic learning courses, Chinese classical studies education enterprises have also launched internships and employment guidance courses for foreign students and pre-employment guidance services for graduates returning home.

Trend of Classical Studies Education in the U.S.

The American education industry operates in a large market. The major classical studies education enterprises in the U.S. are just recently starting to pay attention to the application of scientific and technological methods to teaching, barely grasping the industry trends and level of competition. Many major classical studies education enterprises in the U.S. prefer to develop their business through distance-learning and through cooperation with Chinese classical studies education companies, having their content developed by Chinese companies, and a sales and promotion department in America.

Analysis of Information Trend Development of Classical Studies Education

In the social media era, the dissemination of new media through computers and mobile phones has proved convenient for the development of classical Chinese studies education. Firstly, American classical studies enterprises can now set up a column for “Classical Studies” on their platforms and select several teachers with profound knowledge of classical Chinese culture to teach and manage course online. Fast, open and interactive online communication channels between teachers and students contribute to learning. Secondly, the opening of online courses is an effective way of promotion. We will engage experienced and successful online course designers to design and operate online courses related to classical studies. Thirdly, we may take advantage of the opportunity to organize online classical Chinese culture competitions for promotional purposes.

Chart: Value Chain of Educational Informatization

EMPLOYEES

At the date hereof, we do not have any full time employees but we plan to hire employees in the foreseeable future as our business grows.

We have entered into a Business Collaboration Agreement with BEEC Inc, a Nevada corporation, whereby they will serve as our agents for the purpose of selling and promoting our products and services. As such, they will assist us in the process of obtaining the appropriate qualification to do business in California, to enroll students and recruit teachers, and use BEEC employees to help us with arranging meals, accommodation, transportation and sightseeing during our international study tours. The term of the Business Collaboration Agreement is two years, which shall automatically renew for an additional two-year period, unless earlier terminated by both parties. For their agency services, BEEC, Inc. will receive a commission equivalent to 25% of the sales price invoiced to our customers. According to the Business Collaboration Agreement, BEEC, Inc. shall act as our agent in the U.S.

REGULATIONS

Effect of Existing or Probable U.S. Government Regulations on the Business

Generally, we intend to provide non-certified educational services without the issuance of a degree. Providers of such educational services are generally not required to be licensed under applicable state laws. For example, the New York Education Law exempts from its licensing provisions schools that provide instruction in only the following subjects: religion, dancing, 38 music, painting, drawing, sculpture, poetry, dramatic art, languages, reading comprehension, mathematics, recreation, yoga, martial arts, pilates and athletics. In California, another state we intend to provide services, the California Education Code and the California Code of Regulations, Title 5, Education apply uniquely to K-12 public schools, special education services and ancillary topics concerning the former, including teacher credentialing. We believe that the other states in which we intend to operate provide similar exemptions from licensure.

We are subject to laws, rules or regulations of general applicability, including laws respecting labor, work safety and health. To date, these laws have not had a material adverse effect on our operations. While our business operations have not been materially adversely affected by regulation, we cannot assure you that we will not be adversely affected in the future nor can we predict the effect of any future legislation or regulation.

Existing or Probable PRC Government Regulations on the Business

The Standing Committee of the National People’s Congress promulgated Tourism Law of the PRC on 25 April 2013 and amended it on 7 November 2016 and 26 October 2018. Tourism Law of the PRC applies to tours, vacations, recreations and other forms of tourism activities within the territory of the PRC and including outbound tours but organized within the territory of the PRC and the incidental services provided. Pursuant to Tourism Law of the People’s Republic of China, approval from the tourism authorities shall be obtained and industrial and commercial registration shall be made in accordance with the relevant PRC law in order to establish a travel agency, attract, organize and receive tourists, and provide tourism services, the following requirements shall be met: (i) have a fixed business site; (ii) equipped with the necessary business facilities; (iii) have registered capital that conforms to the regulations; (iv) have necessary management staff and tour guides; and (v) any other condition stipulated by the laws and administrative regulations.

Travel agencies may engage in the following businesses: (i) domestic tourism; (ii) outbound tourism; (iii) border tourism; (iv) inbound tourism; and (v) other tourism businesses. To engage in businesses (ii) and (iii) above, a travel agency must obtain the required business license. Specific requirements shall be set by the State Council of the PRC.

The Regulations on Travel Agencies was promulgated by the State Council of the PRC on 20 February 2009, and amended on 6 February 2016 and 1 March 2017 (the “Regulations on Travel Agencies”). The term “travel agencies” as mentioned in the Regulations on Travel Agencies shall refer to enterprise legal persons that engage in such activities as soliciting, organizing and receiving tourists, provide tourists with relevant tourism services, and conduct domestic tourism business, inbound tourism business, or outbound tourism business. A travel agency operating different tourism businesses shall deposit different quality assurance funds. A travel agency operating the domestic tourism business and inbound tourism business shall deposit the quality assurance fund of RMB200,000. Where, in violation of this Regulation on Travel Agencies, and if the travel agency refuses to correct, its business permit for travel agencies shall be revoked.

In order to strengthen the administration of tourism safety, Administrative Measures for Tourism Safety was promulgated by the China National Tourism Administration of the PRC (which entity has been revoked, changed to Ministry of Culture and Tourism of the PRC on 27 September 2016 (the Administrative Measures”). Pursuant to the Administrative Measures, tourism operators shall observe the following requirements: (i) their service places, service items, facilities and equipment meet the requirements of the relevant safety laws, regulations and mandatory standards; (ii) recruiting the necessary safety and rescue personnel and installing relevant facilities and equipment; (iii) establishing a safety management and responsibility system; and (iv) guaranteeing capital investment in work safety.

We collaborate with travel agencies inside China to provide international study tour services from U.S. to China or from China to U.S. According to the Business Cooperation Agreement (the “China Travel Agreement”) we entered into with Xi’an China Travel Service Co., Ltd. (“China Travel”) on March 5, 2019, China Travel shall be the organizer of the classical Chinese culture related tour camp from the U.S. to China. We only cooperate and engage with qualified PRC travel agencies, such as above mentioned China Travel, with required business license to organize Chinese classical culture related tour program inbound or outbound China. Because we are not engaged in travel agency business in China, the Tourism Law of the PRC, the Regulations on Travel Agencies, and Administrative Measures for Tourism Safety promulgated by relevant Chinese governments and authorities are not applicable to us.

INTELLECTUAL PROPERTY

We are in the process of applying for our three trademarks in the States . Two of our trademarks have been registered and one of trademark application is pending review. We have registered our domain name WWW.GJCC.US and completed building our website.

INSURANCE

We currently do not maintain any insurance policies, such as personal injury protection insurance, business interruption insurance, product liability insurance or key-man life insurance.

PRINCIPAL ADDRESS

Our principal address is located at 4125 Blackhawk Plaza Circle, Suite 166, Danville, CA 94506. Our telephone number is (925) 362-3169. Our website is http://gjcc.us/.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

Our company does not own any real property.

We have leased a section of the office space rented by BEEC, Inc. located at 4125 Blackhawk Plaza Circle Suite 166, Danville, California. The term of the sublease is one year, beginning on December 15th, 2018 and ending on December 31th, 2019 subject to automatic annual renewal unless terminated by either party upon advance written notice.   Our monthly rent amounts to $800, payable on the first day of each calendar quarter. In addition to rent we will pay BEEC, Inc. $2,050 a year for bookkeeping charges; $135 for setting up our separate phone line and $425 for our door sign and directory. BEEC, Inc. may end our sublease by giving us a minimum of 2 months prior notice.

ITEM 3. LEGAL PROCEEDINGS.

Our company is not a party to any legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES.

Mine safety disclosures are not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES.

Market Information

Our common stock is not traded on any national exchange or quotation system, and, accordingly, there is no established public trading market for our common stock. We have submitted our application for the listing of our common stock on OTCQB market. . Until our common stock is listed, there is no market price for the shares. Once listed on an automated quotation system, the shares may be sold at prevailing market prices or at privately negotiated prices. There can be no assurance that any application for the listing of our common stock will be approved.

We have engaged a market maker to apply for quotation on the OTCQB Market. The market maker has filed the necessary documents with the Financial Industry Regulatory Authority (FINRA), which operates the OTCQB Market; there can be no assurance that such an application for quotation will be approved. If such an application is approved and our common stock is approved for quotation via the OTCQB Market, then our common stock is expected to have fewer market makers, lower trading volumes and larger spreads between bid and asked prices than securities listed on an exchange. These factors may result in higher price volatility and less market liquidity for our common stock. In any event we cannot assure you that any market for the shares will develop or be sustained.

Until such time that our common stock is quoted on the OTCQB Market, the shares offered by the selling stockholders under the Form S-1 registration statement (the “Registration Statement”) filed by the Company which was declared effective by the SEC on October 11, 2019 will be sold at the initial offering price of $0.12 per share. As of and after such time (if ever) that our common stock is quoted on the OTCQB Market, the shares offered under the Registration Statement by the selling stockholders may be sold on the public market, in negotiated transactions with a broker-dealer or market maker as principal or agent or in privately negotiated transactions not involving a broker-dealer, and the prices at which the selling stockholders may sell the shares may be determined by the prevailing market price of the shares at the time of sale, may be different from such prevailing market price or may be determined through negotiated transactions with third parties.

Number of Holders

As of March 5, 2020, 42,959,574 shares of our common stock were outstanding and held of record by approximately   68 stockholders of record.

Dividends

We cannot provide any assurance that we will declare or pay cash dividends on our common stock. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors may deem relevant. Our board of directors may determine it to be necessary to retain future earnings (if any) to finance our growth. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

We have not adopted an Equity Compensation Plan.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  .

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

GJ Culture is committed to becoming a professional service institution of education, specifically in classical Chinese studies, culture and art. Classical studies and art are at the core of our services. We plan to offer international study tours, online and offline, in classical Chinese studies through classes, lectures, and cultural and artistic events. All of these will enrich, elevate, and complement each other, forming a vertically integrated set of products and services with growth potential. As of today, we have not commenced offering of any classical Chinese study courses, lectures or tours to our clients.

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

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated:

	For the year ended December 31, 2019	From date of inception to December 31, 2018
Revenues	$43,000	$-
Cost of revenues	-	-
Gross profit	43,000	-
Selling, general and administrative expense	151,859	20.885
Interest expense income	32	-
Loss before income taxes	(108,827)	(20.885)
Income tax expense	-	-
Net loss	$(108,827)	$(20.885)

Revenues

We provided promotion service rendered to our partner who provides international study tour services; we also provided consultancy and training to another partner who operates in this industry.

We entered into a Business Cooperation Agreement (the “China Travel Agreement”) with Xi’an China Travel Service Co., Ltd. (“China Travel”) on March 5, 2019. China Travel is the organizer of the traditional education related tour camp from the U.S. to China. Pursuant to the China Travel Agreement, China Travel engages our Company to provide promotion and marketing services to recruit participants to the Chinese classical culture related tour camp organized by China Travel from July to August, starting 2019, and agreed to pay us $20,000 in promotional and marketing expenses. China Travel further agreed to pay us 15% of tour tuition we collected from the participants we recruit and share 50/50 of any exceeding amount that we collect above base sales price of the tour tuition which is $5,000 per participant. On June 3, 2019, we entered into a Supplementary Agreement (the “China Travel Supplementary Agreement”) with China Travel whereby the China Travel Agreement was amended to postpone the Chinese classical culture related summer camp starting date from July of 2019 to July of 2020. Under this agreement, we will act as an agent to recruit or refer potential clients on behalf of our customers. In addition, we expect to recognize revenue on net basis. Those revenues are expected to be in the form of commission or referral fees. For the periods presented, no such service rendered, thus, no such revenue has been recognized for agent services.

Cost of Revenues

There is no cost of revenue occurred during the period.

Selling, general and administrative expenses

We recorded $151,859 in selling, general and administrative expenses in the reporting period and it mainly consists of professional service from our law firm, auditor, consultant, rent and accountant etc.

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

Cash Flows

The following table presents the major components of net cash flows used in and provided by operating, investing and financing activities for the periods presented:

	For the year ended December 31, 2019	From date of inception to December 31, 2018

Net cash provided by (used in):
Operating activities	$(113,093)	$-
Investing activities	(8,600)	-
Financing activities	364,426	200
Net increase in cash and cash equivalents	$242,933	$200

Operating Activities

Operating activities consisted primarily of net loss adjusted for certain non-cash items. In addition, operating cash flows included the effect of changes in operating assets and liabilities.

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2018.

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

In December 2018, the FASB issued Accounting Standards Update No. 2018-05, Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (ASU 2018-05). The ASU adds various Securities and Exchange Commission (“SEC”) paragraphs pursuant to the issuance of the December 2017 SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which was effective immediately. The SEC issued SAB 118 to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the Tax Cuts and Jobs Act in the period of enactment. SAB 118 allows disclosure that timely determination of some or all of the income tax effects from the Tax Cuts and Jobs Act are incomplete by the due date of the financial statements and if possible, to provide a reasonable estimate.

As of December 31, 2019, except for the above, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
GJ Culture Group US, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of GJ Culture Group US, Inc. (the Company) as of December 31, 2019, and 2018, and the related statements of income, comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2019 and the period from inception to December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the year ended December 31, 2019 and the period from inception to December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WWC, P.C.

WWC, P.C.
Certified Public Accountants

San Mateo, CA

March 30, 2020

We have served as the Company’s auditor since 2019.

GJ Culture Group US, Inc.

Balance Sheet

As of December 31, 2019 and 2018

	December 31,
	2019	2018

ASSETS

Current assets
Cash and cash equivalents	$242,933	200
Non-current assets
Intangible assets	7,164
Total assets	$250,097	200

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable	$1,031	466
Accrued liabilities	14,152	20,419

Total liabilities	$15,183	20,885

Commitments and Contingencies

Stockholders’ Deficiency
Preferred stock, $0.0001 par value, 30,000,000 shares authorized, 0 and 0 shares issued and outstanding as of December 31, 2019 and 2018, respectively.	$-	-
Common stock, $0.0001 par value, 320,000,000 shares authorized, 42,959,574 and 66,666 shares issued and outstanding as of December 31, 2019 and 2018, respectively.	4,296	7
Additional Paid in Capital	360,330	193
Accumulated deficit	(129,712)	(20,885)
Total stockholders’ deficit	234,914	(20,685)

Total liabilities and stockholders’ deficit	$250,097	200

The accompanying notes are an integral part of these financial statements.

GJ Culture Group US, Inc.

Statement of Operations and Comprehensive Loss

For the year ended December 31, 2019 and the period from December 20, 2018 to December 31, 2018

	For the year ended December 31, 2019	From date of inception to December 31, 2018

Revenue	$43,000	$-

General and administrative expenses	151,859	20,885
Loss from operation	(108,859)	(20,885)

Loss before provision for income taxes	(108,859)	(20,885)

Interest income	32	-

Provision for income taxes	-	-

Net loss	$(108,827)	$(20,885)

Comprehensive loss	$(108,827)	$(20,885)

Basic and diluted loss per common share	$(0.00)	$(0.58)

Weighted average number of common shares used in per share calculations – basic and diluted	34,121,741	35,897

The accompanying notes are an integral part of these financial statements.

GJ Culture Group US, Inc.

Statement of Changes in Stockholders’ Equity

For the year ended December 31, 2019 and the period from December 20, 2018 to December 31, 2018

	Number of Shares	Common	Additional Paid in	Accumulated	Total Stockholders’
	Outstanding	Stock	Capital	Deficit	Deficiency

Inception - December 20, 2018	-	$-	$-	$-	$-

Stock issuance for cash	66,666	7	193	-	200

Net loss for the period	-	-	-	(20,885)	(20,885)

Balance - December 31, 2018	66,666	$7	$193	$(20,885)	$(20,685)

Stock issuance for cash	42,892,908	4,289	360,137		364,426

Net loss				(108,827)	(108,827)

Balance – December 31, 2019	42,959,574	4,296	360,330	(129,712)	234,914

The accompanying notes are an integral part of these financial statements.

GJ Culture Group US, Inc.

Statement of Cash Flows

For the year ended December 31, 2019 and the period from December 20, 2018 to December 31, 2018

	For the year ended December 31, 2019	For the period from December 20, 2018 to December 31, 2018

Cash flows used in operating activities
Net loss	$(108,827)	$(20,885)
Amortization	1,436
Adjustment to reconcile net loss to net cash provided by operations		-
Increase in Accounts payable	565	466
Increase in Accrued liabilities	(6,267)	20,419
Net cash used in operating activities	(113,093)	0

Cash flows from investing activities
Purchase of website and trademark	(8,600)	-
	(8,600)	-

Cash flows from financing activities
Sales of common stock for cash	364,426	200
Net cash provided by financing activities	364,426	200

Change in cash and cash equivalents	242,733	200

Cash and cash equivalents – Beginning of period	200	0

Cash and cash equivalents – End of period	$242,933	$200

Interest received	$32	$-
Interest paid	$-	$-
Income tax paid	$-	$-

The accompanying notes are an integral part of these financial statements.

GJ Culture Group US, Inc.

Notes to Financial Statements

1.	NATURE OF OPERATIONS

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

The Company is dedicated to providing educational services based on classical Chinese studies and culture. The Company’s goal is to serve as cultural and educational meeting point between China and the U.S. The Company will pursue its business objective by providing education and training courses based on classical Chinese studies, organizing China-U.S. international study tour activities for participants of all ages, as well as organizing and promoting China-U.S. cultural events, art fairs, exhibitions, and other activities promoting Chinese culture.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Financial Statements have been prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“GAAP”) and presented in US dollars.

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2018.

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

Revenue Recognition

The Company will recognize revenue in accordance with Accounting Standards Codification No. 606, “Revenue from Contracts with Customers” (“ASC-606”). ASC-606 requires that the criteria must be met before revenue can be recognized:

6.	The parties to the contract have approved the contract (in writing, orally, or in accordance with other customary business practices) and are committed to perform their respective obligations.

7.	The Company can identify each party’s rights regarding the goods or services to be transferred.

8.	The Company can identify the payment terms for the goods or services to be transferred.

9.	The contract has commercial substance (that is, the risk, timing, or amount of the entity’s future cash flows is expected to change as a result of the contract).

10.	It is probable that the Company will collect substantially all of the consideration to which it will be entitled in exchange for the goods or services that will be transferred to the customer. In evaluating whether collectability of an amount of consideration is probable, an entity shall consider only the customer’s ability and intention to pay that amount of consideration when it is due. The amount of consideration to which the entity will be entitled may be less than the price stated in the contract if the consideration is variable because the entity may offer the customer a price concession.

Basic and Diluted Net Loss Per Share

Our computation of earnings per share (“EPS”) includes basic and diluted EPS. Basic EPS is measured as the income (loss) available to common stockholders divided by the weighted average common shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income (loss) of the Company as if they had been converted at the beginning of the periods presented, or issuance date, if later. In computing diluted income (loss) per share, the treasury stock method assumes that outstanding options and warrants have been exercised, and the proceeds have been used to purchase common stock at the average market price during the period. Options and warrants may have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

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

	For the year ended	For the period ended
	December 31, 2019	December 31, 2018
Loss per share:
Numerator:
Net loss used in computing earnings per share	(108,827)	(20,885)

Denominator:
Weighted average common shares outstanding	34,121,741	35,897

Basic and diluted loss per share	$(0.00)	$(0.58)

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

As of December 31, 2019, except for the above, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

4.	STOCKHOLDERS’ EQUITY

Preferred stock

On February 20, 2019, the Company filed a Certificate of Amendment to its Articles of Incorporation to reclassify 30,000,000 shares common stock to Preferred stock.

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

As of December 31, 2019, the Company had 30,000,000 shares of Preferred stock and 320,000,000 shares of common stock authorized, 42,959,574 of common shares issued and outstanding at par value of $0.0001 per share.

5.	INCOME TAX

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

As of December 31, 2019, and 2018, the Company has accumulated net operating losses of $129,712 and $20,885. The Company has elected to not recognize deferred tax assets resulting from the NOLs, as Management is not yet able to reliably estimate when the Company will generate profits that would enable the Company to make use of such potential future tax benefits. Management continually assesses it future earnings potential and related tax impacts. If circumstances change in the future that will enable Management to accurately forecast future profits, the Company may elect to recognize such tax assets.

6.	CONCENTRATIONS

Customers Concentrations

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the year end December 31, 2019 and the period from inception to December 31, 2018.

Customer	2019		2018
	Amount	%	Amount	%
Customer A	20,000	47%	N/A	N/A
Customer B	23,000	53%	N/A	N/A

7.	RELATED PARTY TRANSACTIONS

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

On December 28, 2018, the Company and Jonathan Ginsberg, an individual who is director of the Company (“Purchaser”), entered into a Founder’s Stock Purchase Agreement (the “Agreement”). Pursuant to the Agreement, Purchaser agreed to purchase from the Company, and the Company agreed to sell to Purchaser, an aggregate of 33,333 shares of the Common Stock of the Company (the “Stock”) at $0.003 per share, for an aggregate purchase price of $100. Shares were issued on December 28, 2018.

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

8.	SUBSEQUENT EVENTS

The Company entered into a Consulting Services Agreement with Hangzhou Zhuoya Cultural Planning Co., Ltd., a limited company incorporated in Hangzhou, China (“Hangzhou Zhuoya”) on January 1st, 2020. Hangzhou Zhuoya engages in organizing culture art exchange activities, exhibitions, and corporate brand and image promotion and planning services. Pursuant to the Consulting Services Agreement, we will provide research and analysis services related to the classical Chinese study and culture for the business activated proposed by Hangzhou Zhuoya, including but not limited to providing data and information related to market size, customer preference, development trend of classical Chinese culture study, and provide online consulting and planning services regarding the development of their potential business involving classical Chinese culture, especially for organizing and planning traditional Chinese cultural activities. Hangzhou Zhuoya agreed to pay us $15,000 service fee upon completion of the services provided by us.  We have received the payment of $15,000 from Hangzhou Zhuoya on March 12, 2020.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K, the Company’s management evaluated, with the participation of the Company’s principal executive and financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, we concluded that the Company’s disclosure controls and procedures are ineffective in gathering, analyzing and disclosing information needed to satisfy the registrant’s disclosure obligations under the Exchange Act. Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Company’s principal executive and principal financial officer has concluded that as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are not effective because of the material weaknesses in our disclosure controls and procedures, which are identified below. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

The material weaknesses in our disclosure control procedures are as follows:

1. Lack of resources provided to the accounting and reporting function under U.S. GAAP. The Company utilizes a third-party independent contractor for the work required for preparation of its U.S. GAAP consolidated financial statements. There are certain challenges faced in providing sufficient resources in terms of time and access to allow the contractor to properly record all of the adjustments necessary on a timely basis to conform our reporting to U.S. GAAP standards.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes: maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of Company assets that could have a material effect on our financial statements would be prevented or detected.

As of December 31, 2019, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on this evaluation under the COSO Framework, our management concluded that our internal controls over financial reporting are not effective as of December 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on that evaluation, they concluded that, as of December 31, 2019, such internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of U.S. GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company’s Chief Financial Officer in connection with the review of our financial statements as of December 31, 2019 and communicated to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an effect on the Company’s financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company’s Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures, can result in the Company’s determination to its financial statements for the future years.

We are committed to improving our financial organization. As part of this commitment, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: i) Appointing one or more outside directors to our Board of Directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of U.S. GAAP and SEC disclosure requirements.

Management believes that the appointment of more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company’s Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses: (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of U.S. GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result in proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turnover issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the Company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2019 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide management report in the annual report.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following table sets forth information about our executive officers and directors as of the date of this annual report:

Name	Age	Position
Executive Officers:
Sanjun Kuang	44	Chief Executive Officer President and Treasurer
Huawei Li	37	Secretary
Directors:
Sanjun Kuang	44	Chairman
Meisang Hu	44	Director
Huawei Li	37	Director
Jonathan Ginsberg	28	Director

Sanjun Kuang has served as our Chairman of the Board, President, and as treasurer of our company since our inception. See “Executive Compensation—Summary Compensation Table.” Mr. Kuang is also currently vice general manager of Guojiang China. He was the vice president of Shanghai Dyson Baylor Asset Management Co., Ltd. and the vice president of Shaanxi Silk Road Collection Exchange. During such period, his steady and down-to-earth management style, loyalty, and dignified spirit won him a good reputation and level of high respect in the industry. Mr. Kuang now lives in Yangpu District, Shanghai. He obtained a bachelor’s degree in Engineering from Hubei University of Technology.

We believe that Mr. Kuang possesses specific attributes that qualify him to serve as Chairman of our board of directors, including his extensive experience in managing companies within the industry of the education and training of classical Chinese studies and as a board member his knowledge about product strategies and marketing will assist the company in developing businesses. Mr. Kuang has management experience in companies in our industry and we believe his experience will help our company develop better marketing networks and competitive marketing strategies and assist the Company in developing raising capital.

Huawei Li has served as our Secretary and as a director of our company since our inception. See “Executive Compensation—Summary Compensation Table.” Mr. Li is vice general manager of Guojiang China from May 2017 until present, responsible for investment in cultural industry. Mr. Li was vice general manager of Guojiang (Xi’an) Network Technology Co., Ltd., responsible for E-Commerce business from August 2016 until May 2017. Mr. Li was General Manager of Jiaxing Happy Ni Wo Ta Travel Consultation Co., Ltd., responsible for tourist information consultation from December 2015 until July 2016. Mr. Li has been devoted to the research and study on cultural industry for a long time. Mr. Li has focused on the dissemination and expansion of cultural industry and has made great achievements since becoming the vice general manager of Guojiang China. He has a Bachelor of Arts from the School of History and Culture, Northeast Normal University.

Meisang Hu has served as director of our company since our inception. See “Executive Compensation—Summary Compensation Table.” Ms. Hu was general manager of Hangzhou Joy Culture Planning Co., Ltd., responsible for culture events planning from December 2014 until March 2019. She obtained a Bachelor of Business Management from School of Business, AnHui University of Technology.

Jonathan Ginsberg has served as director of our Company since our inception. See “Executive Compensation—Summary Compensation Table.” Mr. Ginsberg is also currently Chief Operating Officer of BEEC Inc. (Beyond Education Consulting) from 2016 until present. He obtained a Bachelor’s Degree in International Relations from the Johns Hopkins University.

Significant Employees

At the date hereof, we do not have any full time employees but we plan to hire employees in the foreseeable future as our business grows.

We have entered into a Business Collaboration Agreement with BEEC Inc, a Nevada corporation, whereby they will serve as our agents for the purpose of selling and promoting our products and services. As such, they will assist us in the process of obtaining the appropriate qualification to do business in California, to enroll students and recruit teachers, and use BEEC employees to help us with arranging meals, accommodation, transportation and sightseeing during our international study tours. The term of the Business Collaboration Agreement is two years, which shall automatically renew for an additional two-year period, unless earlier terminated by both parties. For their agency services, BEEC, Inc. will receive a commission equivalent to 25% of the sales price invoiced to our customers. According to the Business Collaboration Agreement, BEEC, Inc. shall act as our agent in the U.S.

Family Relationships

There are no family relationships among the directors and executive officers of the Company.

Code of Ethics

We have adopted a Code of Ethics that applies to our directors, officers, and all employees. It also may be obtained free of charge by writing to GJ Culture Group US., Inc., Attn: President, 4125 Blackhawk Plaza Circle, Suite 166, Danville, CA 94506.

Board of Directors

Our board of directors currently consists of four members. Our bylaws permit our board of directors to establish by resolution the authorized number of directors, and four directors are currently authorized.

Involvement in Certain Legal Proceedings

Over the past ten years, none of our directors or executive officers has been: (i) involved in any petition under Federal bankruptcy laws or any state insolvency law; (ii) convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (iii) subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from (a) acting as a future’s commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity, (b) engaging in any type of business practice, or (c) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws; (iv) subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right to engage in any activity described in (iii)(a); (v) found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated; (vi) found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated; (vii) subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (x) any Federal or State securities or commodities law or regulation, (y) any law or regulation respecting financial institutions or insurance companies, or (z) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or (viii) the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member. Except as set forth in our discussion below in “Certain Relationships and Related Transactions, and Director Independence,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Committees of our Board of Directors

We presently do not have an audit committee, compensation committee or nominating committee or committee performing similar functions, as our management believes that until this point it has been premature at the early stage of our management and business development to form an audit, compensation or nominating committee. Until these committees are established, these decisions will continue to be made by our Board of Directors. Although our Board of Directors has not established any minimum qualifications for director candidates, when considering potential director candidates, our Board of Directors considers the candidate’s character, judgment, skills and experience in the context of the needs of our Company and our Board of Directors.

Nominating Committee. We have not established a Nominating Committee because of our limited operations; we believe that we are able to effectively manage the issues normally considered by a Nominating Committee.

Audit Committee. We do not have an Audit Committee. The Company’s Board performs some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the financial statements; reviewing the auditors’ independence, the financial statements and their audit report; and reviewing management’s administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

In the event that our common stock becomes listed on a national stock exchange or an automated quotation system, we will be required to maintain audit, compensation and nominating, and corporate governance committees. We currently have no committees. Rather, the functions typically associated with auditing and other such committees are performed by our board of directors, which currently consists of four members, none of whom is considered independent.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following Summary Compensation Table provides certain summary information concerning the compensation of our President and our other two highest compensated executive officers.

Name and Principal Position	Year	Salary ($)(1)(2)	Bonus ($)	Option Awards ($)	Stock Awards ($)	All Other Compensation ($)	Total Compensation ($)
Sanjun Kuang Chief Executive Officer, President, Treasurer and Chairman of the Board	2019	-0-	-0-	-0-	-0-	-0-	-0-
	2018	-0-	-0-	-0-	-0-	-0-	-0-

Huawei Li Secretary and Director	2019	-0-	-0-	-0-	-0-	-0-	-0-
	2018	-0-	-0-	-0-	-0-	-0-	-0-

Meisang Hu Director	2019	-0-	-0-	-0-	-0-	-0-	-0-
	2018	-0-	-0-	-0-	-0-	-0-	-0-

Jonathan Ginsberg Director	2019	$10,000	-0-	-0-	-0-	-0-	-0-
	2018	-0-	-0-	-0-	-0-	-0-	-0-

(1)	We have not paid our executive officers any salary compensation and we have not entered into any written employment agreement with any of our executive officers.

(2)	In fiscal year 2019, we have agreed to pay the following compensation to one of our directors: Jonathan Ginsberg, $10,000.

Employment Agreements

We currently have no written employment agreements with any of our named executive officers or other employees.

Pension Benefits

We currently do not maintain any pension plan or arrangement under which our named executive officers are entitled to participate or receive post-retirement benefits.

Non-Qualified Deferred Compensation

We currently do not maintain any nonqualified, deferred compensation plans or arrangements under which our named executive officers are entitled to participate.

Employee Benefit Plans

We currently do not maintain any employee benefit plans of any kind for our employees.

Compensation of Directors

Members of our company’s directors do not receive cash compensation for service on our company’s board of directors and on all committee thereof, except for Mr. Jonathan Ginsberg who was engaged as our director since December 2018. Jonathan received $1,000 per month as cash compensation for service on our company’s board since March 2019 and will be paid such compensation by end of 2019. In addition, they may be reimbursed for certain expenses in connection with attendance at meetings of our company’s board of directors and committees thereof.

Limitation of Liability and Indemnification Matters

Our articles of incorporation contain provisions that limit the liability of our directors for monetary damages to the fullest extent permitted by Nevada law.

Our articles of incorporation and bylaws authorize our company to provide indemnification to our directors, officers, and persons who are or were serving at our request as a director, officer, manager or trustee of another corporation or of a partnership, limited liability company, joint venture, trust or other enterprise to the fullest extent permitted by Nevada law. Our articles of incorporation and bylaws also authorize our company, by action of our board of directors, to provide indemnification to employees, agents of our company, and persons who are serving or did serve at our request as an employee or agent of another corporation or of a partnership, limited liability company, joint venture, trust or other enterprise with the same scope and effect as provided to our directors and officers as described above.

Our company has not entered into any indemnification agreement with any of its directors or officers.

No pending litigation or proceeding involving a director, officer, employee or other agent of our company currently exists as to which indemnification is being sought. We are not aware of any threatened litigation that may result in claims for indemnification by any director, officer, employee or other agent of our company.

We anticipate obtaining director and officer liability insurance with respect to possible director and officer liabilities arising out of certain matters, including matters arising under the Securities Act. See “Disclosure of SEC Position on Indemnification for Securities Act Liabilities.”

Disclosure of SEC Position on Indemnification for Securities Act Liabilities

Section 78.7502 of the Nevada Revised Statutes provides that directors and officers of Nevada corporations may, under certain circumstances, be indemnified against expenses (including attorneys’ fees) and other liabilities actually and reasonably incurred by them as a result of any suit brought against them in their capacity as a director or officer, if they acted in good faith and in a manner that they reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, if they had no reasonable cause to believe their conduct was unlawful. Section 78.7502 of the Nevada Revised Statutes also provides that directors and officers of a Nevada corporation also may be indemnified against expenses (including attorneys’ fees) actually and reasonably incurred by them in connection with a derivative suit if they acted in good faith and in a manner that they reasonably believed to be in or not opposed to the best interests of the corporation, except that no indemnification may be made without court approval if such person was adjudged liable to the corporation.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to the directors, officers or persons controlling the registrant pursuant to the foregoing provisions, the registrant has been informed that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

In the event that a claim for indemnification against such liabilities (other than the payment by our Company of expenses incurred or paid by such director, officer or controlling person of our company in the successful defense of any action, suit or proceeding) is asserted by any director, officer or controlling person of our Company in connection with the securities being registered in the registration statement, the registrant will, unless in the opinion of counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by our company is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of  March 5, 2020, by (i) each person known by the Company to be the beneficial owner of 5% or more of the outstanding Common Stock; (ii) each of the persons named in the Summary Compensation Table ; (iii) each executive officer and director of the Company, and (iv) all of the Company’s executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. Each stockholder’s percentage of beneficial ownership as of March 5, 2020 set forth in the following table is based on 42,959,574 shares of our common stock outstanding at the date of this annual report.

Unless otherwise indicated, the principal address of each of the stockholders below is c/o GJ Culture Group US., Inc., 4125 Blackhawk Plaza Circle, Suite 166, Danville, CA 94506. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned*	Percentage of Class **
Sanjun Kuang	3,388,350	7.89%
Meisang Hu	18,635,927	43.38%
Huawei Li	3,388,350	7.89%
Jonathan Ginsberg	33,333	<1%
Directors and Executive Officers as a Group	25,445,960	59.23%
5% Shareholders
Jianhua Wang	8,470,877	19.72%
Sanjun Kuang	3,388,350	7.89%
Meisang Hu	18,635,927	43.38%
Huawei Li	3,388,350	7.89%
All 5%+ Shareholders as a Group	33,833,504	78.87%

* Beneficial ownership is determined in accordance with the rules of the SEC that generally attribute beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities. Common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of the date of this annual report are deemed to be outstanding and to be beneficially owned by the person or group holding such options or warrants for the purpose of computing the percentage ownership of such person or group but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group. Unless otherwise indicated, voting and investment power are exercised solely by the person named above or shared with members of such person’s household.

** Percent of class is calculated on the basis of the number of shares outstanding on the date of this annual report plus the number of shares the person has the right to acquire within 60 days of the date of this annual report.

Securities Authorized for Issuance under Equity Compensation Plans

We have not adopted an Equity Compensation Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

We entered into Business Collaboration Agreement with BEEC Inc. (“BEEC”) for two years, whereby they will serve as our agents for the purpose of selling and promoting our products and services. We also engaged BEEC to design our website and logo and register our domain name and apply for our trademarks in the States. We have leased a section of the office space rented by BEEC located at 4125 Blackhawk Plaza Circle Suite 166, Danville, California for one year beginning on December 15th, 2018 and ending on December 31th, 2019 and subject to automatic annual renewal unless terminated by either party upon advance written notice. Our director, Jonathan Ginsberg, is Chief Operating Officer of BEEC Inc. and a minority shareholder of BEEC Capital LLC. BEEC Inc. and BEEC Capital, LLC are minority shareholders of our Company.

On December 28, 2018, the Company and Jonathan Ginsberg, an individual who is director of the Company (“Purchaser”), entered into a Founder’s Stock Purchase Agreement (the “Agreement”). Pursuant to the Agreement, Purchaser agreed to purchase from the Company, and the Company agreed to sell to Purchaser, an aggregate of 33,333 shares of the Common Stock of the Company (the “Stock”) at $0.003 per share, for an aggregate purchase price of $100 Shares were issued on December 28, 2018.

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

Promoters and Certain Control Persons

We don’t have a promoter at any time during the past five fiscal years.

Director Independence

Under the rules of the national securities exchanges, a majority of a listed company’s board of directors must be comprised of independent directors, and each member of a listed company’s audit, compensation and nominating and corporate governance committees must be independent as well. Under the same rules a director will only qualify as an “independent director” if that company’s board of directors affirmatively determines that such director has no material relationship with that company, either directly or as a partner, shareholder or officer of an organization that has a relationship with that company.

In addition, the members of that company’s audit committee must satisfy the independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended (“Rule 10A-3”). In order to be considered to be independent for purposes of Rule 10A-3, no member of the audit committee may, other than in his capacity as a member of the audit committee, the board of directors or any other board committee: (1) accept, directly or indirectly, any consulting, advisory or other compensatory fee from the company or any of its subsidiaries or (2) be an affiliated person of the company or any of its subsidiaries.

None of our current directors is considered independent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2019 and for the fiscal year ended December 31, 2018 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2019 $	December 31, 2018 $
Audit Fees	23,500	20,000
Audit-Related Fees	[•]	[•]
Tax Fees	[•]	[•]
All Other Fees	[•]	[•]
Total	23,500	20,000

Our Board of Directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the Board either before or after the respective services were rendered.

Our Board of Directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

ITEM 15. EXHIBITS.

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

GJ Culture Group US, Inc., a Nevada corporation

DATED: March 30, 2020	By:	/s/ Sanjun Kuang
Sanjun Kuang
Chief Executive Officer Chief Financial Officer

