Form 10-Q
period 2020-03-31
GJ Culture Group US, Inc.
filed 2020-05-15
CIK 1781726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[  ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

[X] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

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

The number of shares outstanding of the Registrant’s Common Stock as of March 31, 2020 was 42,959,574 shares, $0.0001 par value.

GJ Culture Group US, Inc.

FORM 10-Q

Quarterly Period Ended March 31, 2020

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GJ Culture Group US, Inc.

Balance Sheet

Reviewed Financial Statements

As of and for period ended March 31, 2020

	March 31	December 31
	2020	2019
ASSETS

Current assets
Cash and cash equivalents	$222,225	$242,933
Non-current assets
Intangible assets	6,720	7,164
Total assets	228,945	250,097

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable	3,262	1,031
Accrued liabilities	20,891	14,152

Total liabilities	24,153	15,183

Commitments and Contingencies

Stockholders’ Deficiency
Preferred stock, $0.0001 par value, 30,000,000 shares authorized, 0 and 0 shares issued and outstanding as of March 31, 2020, and December 31, 2019, respectively.	-	-
Common stock, $0.0001 par value, 320,000,000 shares authorized, 42,959,574 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively.	4,296	4,296
Additional Paid in Capital	360,330	360,330
Accumulated deficit	(159,834)	(129,712)
Total stockholders’ deficit	204,792	234,914

Total liabilities and stockholders’ deficit	$228,945	$250,097

The accompanying notes are an integral part of these financial statements

GJ Culture Group US, Inc.

(formerly known as Guojiang Cultural Industry US, Inc.)

Statement of Operations and Comprehensive Loss

	For the three months ended
	March 31,
	2020	2019
Revenue	$15,000	$20,000

General and administrative expenses	45,133	49,702
Loss from operation	(30,133)	(29,702)

Loss before provision for income taxes	(30,133)	(29,702)

Interest income	11	1
Total other income/(expenses)	11	1

Provision for income taxes	-	-

Net loss	$(30,122)	$(29,701)

Comprehensive loss	$(30,122)	$(29,701)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares used in per share calculations – basic and diluted	42,959,574	12,945,726

The accompanying notes are an integral part of these financial statements

GJ Culture Group US, Inc.

(formerly known as Guojiang Cultural Industry US, Inc.)

Statement of Changes in Stockholders’ Deficiency

For the year ended December 31, 2019 and the three-month period ended March 31, 2020

	Number of Shares	Common	Additional Paid in	Accumulated	Total Stockholders’
	Outstanding	Stock	Capital	Deficit	Deficiency
Balance - December 31, 2018	66,666	7	193	(20,885)	(20,685)

Stock issuance for cash	42,892,908	4,289	360,137		364,426

Net loss				(108,827)	(108,827)

Balance – December 31, 2019	42,959,574	$4,296	$360,330	$(129,712)	$234,914

Net loss				(30,122)	(30,122)

Balance – March 31, 2020	42,959,574	$4,296	$360,330	$(159,834)	$204,792

The accompanying notes are an integral part of these financial statements

GJ Culture Group US, Inc.

(formerly known as Guojiang Cultural Industry US, Inc.)

Statement of Cash Flows

	For the three months ended
	March 31,
	2020	2019

Cash flows used in operating activities
Net loss	$(30,122)	$(29,701)

Adjustment to reconcile net loss to net cash provided by operations
Amortization	444	209
Increase in accounts receivable	-	(20,000)
Increase in prepaid expense	-	(451)
Increase in accounts payable	-	9,822
Decreased in accrued liabilities	8,970	(12,000)
Net cash used in operating activities	(20,708)	(52,121)

Cash Flows from investing activities
Purchase of intangible assets	-	(7,300)
Cash Used in Investing Activities	-	(7,300)

Cash flows from financing activities
Sales of common stock for cash	-	104,301
Net cash provided by financing activities	-	104,301

Change in cash and cash equivalents	$(20,708)	$44,880

Cash and cash equivalents – Beginning of period	242,933	200

Cash and cash equivalents – End of period	$222,225	$45,080

Interest paid	$-	$-
Income tax paid	$-	$-

The accompanying notes are an integral part of these financial statements

GJ Culture Group US, Inc.

Notes to Financial Statements

1.	NATURE OF OPERATIONS

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

Basis of Presentation

The accompanying unaudited condensed interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Article 8 of Regulation S-X. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. Notes to the unaudited condensed interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended December 31, 2019 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended December 31, 2019 included in the Company’s Form 10K as filed with the Securities and Exchange Commission.

Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern. As of March 31, 2020, the Company had accumulated deficits of $159,834. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

Management plans to fund operations of the Company through private placements of restricted securities, or the issuance of stock in lieu of cash for payment of services until such a time as profitable operations are achieved. If we do not raise all of the money we need from offerings, we will have to find alternative sources, such as loans or advances from our officers, directors or others. Such additional financing may not become available on acceptable terms and there can be no assurance that any additional financing that the Company does obtain will be sufficient to meet its needs in the long term. There are no written agreements in place for such funding or issuance of securities and there can be no assurance that such will be available in the future. Management believes that this plan provides an opportunity for the Company to continue as a going concern.

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2020.

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

	For the three months ended March 31
	2020	2019
Loss per share:
Numerator:
Net loss used in computing earnings per share	(30,122)	(29,701)

Denominator:
Weighted average common shares outstanding	42,959,574	12,945,726

Basic and diluted loss per share	$(0.00)	$(0.00)

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

As of March 31, 2020, except for the above, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

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

As of March 31, 2020, and December 31, 2019, the Company has accumulated net operating losses of $159,834 and $129,712. The Company has elected to not recognize deferred tax assets resulting from the NOLs, as Management is not yet able to reliably estimate when the Company will generate profits that would enable the Company to make use of such potential future tax benefits. Management continually assesses it future earnings potential and related tax impacts. If circumstances change in the future that will enable Management to accurately forecast future profits, the Company may elect to recognize such tax assets.

5.	CONCENTRATIONS

Customers Concentrations

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the three months ended March 31, 2020 and 2019.

Customer	2020		2019
	Amount	%	Amount	%
Customer A	-	-%	20,000	100.0%
Customer C	15,000	100.0%	-	-%

6.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events that have occurred after the date of the balance sheet through the date of issuance of these financial statements and determined that no subsequent events requires recognition or disclosure to the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This discussion contains forward-looking statements about our business and operations. Our actual results may differ materially from those we currently anticipate as a result of many factors, including those we described under “Risk Factors” and elsewhere in this prospectus. Certain statements contained in this discussion, including, without limitation, statements containing the words “believes,” “anticipates,” “expects” and the like, constitute “forward-looking statements.” However, as we will issue “penny stock,” as such term is defined in Rule 3a51-1 promulgated under the Exchange Act, we are ineligible to rely on these safe harbor provisions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any of the future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any of such factors or to announce publicly the results of revision of any of the forward-looking statements contained herein to reflect future events or developments. For information regarding risk factors that could have a material adverse effect on our business, refer to the “Risk Factors” section of this prospectus beginning on page 3.

Overview

GJ Culture Group US, Inc. (“GJ Culture” “the Company”, “we”, “us” or “our”) is an emerging company incorporated in Nevada and is qualified and authorized to transact intestate business in California. We are dedicated to providing educational services based on classical Chinese studies and culture. We aim to serve as a cultural and educational meeting point between China and the U.S. Our business is providing education and training courses based on classical Chinese studies both in Chinese and English, organizing China-U.S. international study tour activities for participants of all ages, and organizing and promoting China-U.S. cultural events, art fairs, and exhibitions and other relevant activities related to educating the public about Chinese culture.

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

GJ Culture is committed to becoming a professional service institution of education, specifically in classical Chinese studies, culture and art. Classical studies and art are at the core of our services. We will offer international study tours, online and offline, in classical Chinese studies through classes, lectures, cultural, and artistic events. All of these will enrich, elevate and complement each other, forming a vertically integrated set of products and services with growth potential.

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

We plan to generate most of the revenue through provision of classical studies lectures, international study tour services, classical studies education and training, and organizing cultural and artistic events. All of these services will be paid for by our students or participants in advance.

General

Revenues are comprised of providing promotions and consulting services to our partner who gives international study tour services and, commission to be received from partner enrollment services.

Our general and administrative expenses consist of costs related to marketing, selling, personnel cost, and professional fee to law firm and accounting firm, etc.

Results of Operations

Three months ended March 31, 2020 and 2019

The following table sets forth key components of our results of operations for the periods indicated:

	For the three months ended
	March 31,
	2020	2019
Revenues	$15,000	$20,000
Cost of revenues	-	-
Gross profit	15,000	20,000
Selling, general and administrative expense	45,133	49,702
Interest expense (income), net	11	1
Income/(loss) before income taxes	(30,122)	(29,701)
Income tax expense	-	-
Net loss	$(30,122)	$(29,701)

Revenues

We report $15,000 in revenue in the three months prior to the end of March. Revenues are comprised of promotion and consulting service rendered to our partner who provides international study tour services.

Our revenues decreased by US$5,000, or 25%, from US$20,000 for the first quarter of 2019, to US$15,000 for the same period in 2020. We signed one consulting service agreement with contract amount of US$15,000 and rendered the service to our customer in this reporting period. In addition, we report that the COVID pandemic also caused a material adverse effect on sales for the first quarter of 2020.

Cost of Revenues

There is no cost of revenue occurred during the period.

Selling, general and administrative expenses

We recorded $45,133 in selling, general and administrative expenses in the reporting period and it mainly consists of professional service from our law firm, auditor and accountant etc.

Our selling and marketing expenses decreased by US$4,569 or 9% from US$49,702 for the first quarter of 2019 to US$45,133 for the same period in 2020. The decrease was primarily attributable to the decrease of professional service fee from our law firm.-

Liquidity and Capital Resources

We plan to fund operations of the Company through the proceeds from public offerings ,private placements of restricted securities, or the issuance of stock in lieu of cash for payment of services until profitable operations are achieved. If we do not raise all of the money we need from public offerings or through private placements, we will have to find alternative sources, such as loans or advances from our officers, directors or others. Such additional financing may not become available on acceptable terms and there can be no assurance that any additional financing that the Company obtains will be sufficient to meet its needs in the long term. There are no written agreements in place for such funding or issuance of securities and there can be no assurance that such will be available in the future. We believe that this plan provides an opportunity for the Company to continue as a going concern.

The failure to achieve the necessary levels of profitability or obtain the additional funding would be detrimental to the Company.

Cash Flows

The following table presents the major components of net cash flows used in and provided by operating, investing and financing activities for the periods presented:

Three Months Ended March 31, 2020 and 2019

	For the three months ended
	March 31,
	2020	2019
Net cash provided by (used in):	$	$
Operating activities	(20,708)	(52,121)
Investing activities	-	(7,300)
Financing activities	-	104,301
Net increase in cash and cash equivalents	$(20,708)	$44,880

Operating Activities

Operating activities consisted primarily of net income/(loss) adjusted for certain non-cash items. In addition, operating cash flows included the effect of changes in operating assets and liabilities.

The cash used in the reporting period decreased by US$31,413 as compared to US$52,122 for the first quarter of 2019 to US$20,708 in this reporting period. The decrease in cash used from operating activities was due to decreased net cash flows from operating assets and liabilities of US$31,834.

Investing Activities

There was no investing activity in the reporting period.

Financing Activities

There was no financing activity in the reporting period.

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

The material weaknesses in our disclosure control procedures are as follows:

1. Lack of resources provided to the accounting and reporting function under US GAAP. The Company utilizes a third-party independent contractor for the work required to convert our financial statements for SBS from local Malaysia GAAP into US GAAP and for preparation of its US GAAP consolidated financial statements. There are certain challenges faced in providing sufficient resources in terms of time and access to allow the contractor to properly record all of the adjustments necessary on a timely basis to conform our reporting to US GAAP standards.

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

As of March 31, 2020, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on this evaluation under the COSO Framework, our management concluded that our internal controls over financial reporting are not effective as of March 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on that evaluation, they concluded that, as of March 31, 2020, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company’s Chief Financial Officer in connection with the review of our financial statements as of March 31, 2020 and communicated to our management.

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

We are committed to improving our financial organization. As part of this commitment, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: (i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and (ii) preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

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

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2020, that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following sales of equity securities by the Company occurred during the three-month period ended March 31, 2020: None.

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

GJ Culture Group US, Inc., a Nevada corporation

DATED:	May 15, 2020	By:	/s/ Sanjun Kuang
Sanjun Kuang
Chief Executive Officer Chief Financial Officer

