Form 10-Q
period 2020-06-30
GJ Culture Group US, Inc.
filed 2020-08-14
CIK 1781726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

(925) 362-3169

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

The number of shares outstanding of the Registrant’s Common Stock as of June 30, 2020 was 42,959,574 shares, $0.0001 par value.

GJ Culture Group US, Inc.

FORM 10-Q

Quarterly Period Ended June 30, 2020

GJ Culture Group US, Inc.

Balance Sheets

Reviewed Financial Statements

As of June 30, 2020 and December 31, 2019.

	June 30,	December 31,
	2020	2019
		(Audited)
ASSETS

Current assets
Cash and cash equivalents	$168,520	$242,933
Non-current assets
Intangible assets	6,772	7,164
Total assets	175,292	250,097

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable	3,262	1,031
Accrued liabilities	20,891	14,152

Total liabilities	24,153	15,183

Commitments and Contingencies

Stockholders’ Deficiency
Preferred stock, $0.0001 par value, 30,000,000 shares authorized, 0 and 0 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively.	-	-
Common stock, $0.0001 par value, 320,000,000 shares authorized, 42,959,574 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively.	4,296	4,296
Additional Paid in Capital	360,330	360,330
Accumulated deficit	(213,487)	(129,712)
Total stockholders’ deficit	151,139	234,914

Total liabilities and stockholders’ deficit	$175,292	$250,097

The accompanying notes are an integral part of these financial statements

GJ Culture Group US, Inc.

Statement of Operations and Comprehensive Loss

	For the six months ended		For the three months ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue	$15,000	$43,000	$0	$23,000

General and administrative expenses	98,795	77,333	53,662	27,658
Loss from operation	(83,795)	(34,333)	(53,662)	(4,658)

Loss before provision for income taxes	(83,795)	(34,333)	(53,662)	(4,658)

Other expense	-	(298)	-	(298)
Interest income	20	7	9	6
Total other income/(expenses)	20	(291)	9	(292)

Provision for income taxes	-	-	-	-

Net loss	$(83,775)	$(34,624)	$(53,653)	$(4,950)

Comprehensive loss	$(83,775)	$(34,624)	$(53,653)	$(4,950)

Basic and diluted loss per common share	$-	$-	$-	$-

Weighted average number of common shares used in per share calculations – basic and diluted	42,959,574	25,292,163	42,959,574	37,395,401

The accompanying notes are an integral part of these financial statements

GJ Culture Group US, Inc.

Statement of Changes in Stockholders’ Deficiency

For the three month and six month periods ended June 30, 2020

	Number of Shares	Common	Additional Paid in	Accumulated	Total Stockholders’
	Outstanding	Stock	Capital	Deficit	Deficiency

Balance – December 31, 2019	42,959,574	$4,296	$360,330	$(129,712)	$234,914

Net loss for March 31, 2020	-	-	-	(30,120)	(30,120)

Net loss for the three month period	-	-	-	(53,655)	(83,775)

Balance – June 30, 2020	42,959,574	$4,296	$360,330	$(213,487)	$151,139

The accompanying notes are an integral part of these financial statements

GJ Culture Group US, Inc.

Statement of Cash Flows

For the six-month period ended June 30, 2020

	For the six months ended
	June 30,
	2020	2019

Cash flows used in operating activities
Net loss	$(83,775)	$(34,624)

Adjustment to reconcile net loss to net cash provided by operations
Amortization	392	601
Increase in Accounts Receivable	-	(23,000)
Increase in Accounts payable	-	(233)
Decreased in Accrued Liabilities	8,970	(17,000)
Net cash used in operating activities	(74,413)	(74,256)

Cash Flows from investing activities
Purchase of Intangible Assets	-	(8,600)
Cash Used in Investing Activities	-	(8,600)

Cash flows from financing activities
Sales of Common stock for cash	-	364,426
Net cash provided by financing activities	-	364,426

Change in cash and cash equivalents	$(74,413)	$281,570

Cash and cash equivalents – Beginning of period	242,933	200

Cash and cash equivalents – End of period	$168,520	$281,770

Interest paid	$-	$-
Income tax paid	$-	$-

The accompanying notes are an integral part of these financial statements

GJ Culture Group US, Inc.

Notes to Financial Statements

1.	NATURE OF OPERATIONS

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

Basis of Presentation

The accompanying unaudited condensed interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Article 8 of Regulation S-X. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. Notes to the unaudited condensed interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended December 31, 2019 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended December 31, 2019 included in the Company’s Form 10K as filed with the Securities and Exchange Commission.

Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern. As of June 30, 2020, the Company had accumulated deficits of $213,487. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2020.

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

	For the six months ended June 30
	2020	2019
Loss per share:
Numerator:
Net loss used in computing earnings per share	(83,775)	(34,624)

Denominator:
Weighted average common shares outstanding	42,959,574	25,292,163

Basic and diluted loss per share	$(0.00)	$(0.00)

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

As of June 30, 2020, except for the above, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

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

As of June 30, 2020, and 2019, the Company has accumulated net operating losses of $213,487 and $129,712. The Company has elected to not recognize deferred tax assets resulting from the NOLs, as Management is not yet able to reliably estimate when the Company will generate profits that would enable the Company to make use of such potential future tax benefits. Management continually assesses it future earnings potential and related tax impacts. If circumstances change in the future that will enable Management to accurately forecast future profits, the Company may elect to recognize such tax assets.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Six months ended June 30, 2020 and 2019

The following table sets forth key components of our results of operations for the periods indicated:

	For the six months ended
	June 30,
	2020	2019
Revenues	$15,000	$43,000
Cost of revenues	-	-
Gross profit	15,000	43,000
Selling, general and administrative expense	98,795	77,333
Other expense	-	298
Interest expense (income), net	(20)	(7)
Income/(loss) before income taxes	(83,775)	(34,624)
Income tax expense	-	-
Net loss	$(83,775)	$(34,624)

Revenues

We report $15,000 in revenue in the first half year of 2020. Revenues are comprised of promotion and consulting service rendered to our partner who provides international study tour services.

Our revenues decreased by US$28,000, or 65%, from US$43,000 for the first half year of 2019, to US$15,000 for the same period in 2020. We signed one consulting service agreement with contract amount of US$15,000 and rendered the service to our customer in this reporting period.

Cost of Revenues

There is no cost of revenue occurred during the period.

Selling, general and administrative expenses

We recorded $98,795 in selling, general and administrative expenses in the reporting period and it mainly consists of professional service from our law firm, auditor and accountant etc.

Our selling and marketing expenses increased by US$21,462 or 28% from US$77,333 for the first half year of 2019 to US$98,795 for the same period in 2020. The increase was primarily attributable to the increase of service fee from our law firm, accounting firm, and the stock agent, and etc.

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

Cash Flows

The following table presents the major components of net cash flows used in and provided by operating, investing and financing activities for the periods presented:

Six months ended June 30, 2020 and 2019

	For the six months ended
	June 30,
	2020	2019
Net cash provided by (used in):
Operating activities	$(74,413)	$(74,256)
Investing activities	-	(8,600)
Financing activities	-	364,426
Net increase in cash and cash equivalents	$(74,413)	$44,880

Operating Activities

Operating activities consisted primarily of net income/(loss) adjusted for certain non-cash items. In addition, operating cash flows included the effect of changes in operating assets and liabilities.

The cash used in the reporting period decreased by US$157 from US$74,256 for the first half year of 2019 to US$74,413 in same period of 2020. The decrease in cash used from operating activities was due to decreased net cash flows from operating assets and liabilities of US$48,934 and increase of net loss of $49,151.

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

Recently Issued Accounting Pronouncements

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

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

The material weaknesses in our disclosure control procedures are as follows:

The Company utilizes a third-party independent contractor for the work required for preparation of its US GAAP consolidated financial statements. There are certain challenges faced in providing sufficient resources in terms of time and access to allow the contractor to properly record all of the adjustments necessary on a timely basis to conform our reporting to US GAAP standards.

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

As of June 30, 2020, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on this evaluation under the COSO Framework, our management concluded that our internal controls over financial reporting are not effective as of June 30, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on that evaluation, they concluded that, as of June 30, 2020, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company’s Chief Financial Officer in connection with the review of our financial statements as of June 30, 2020 and communicated to our management.

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

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2020, that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following sales of equity securities by the Company occurred during the three-month period ended June 30, 2020: None.

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

GJ Culture Group US, Inc., a Nevada corporation

DATED:	August 14, 2020	By:	/s/ Sanjun Kuang
Sanjun Kuang
Chief Executive Officer Chief Financial Officer

