Form 10-Q
period 2020-09-30
GJ Culture Group US, Inc.
filed 2020-11-16
CIK 1781726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

(925) 362-3169

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	GJCU	OTCQB

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

The number of shares outstanding of the Registrant’s Common Stock as of September 30, 2020 was 42,959,574 shares, $0.0001 par value.

GJ Culture Group US, Inc.

FORM 10-Q

Quarterly Period Ended September 30, 2020

GJ Culture Group US, Inc.

Balance Sheets

As of September 30, 2020 and December 31, 2019

	September 30,	December 31,
	2020	2019
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$144,994	$242,933
Non-current assets
Intangible assets	6,381	7,164
Total assets	151,375	250,097

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	3,262	1,031
Accrued liabilities	22,606	14,152

Total liabilities	25,868	15,183

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.0001 par value, 30,000,000 shares authorized, 0 and 0 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively.	-	-
Common stock, $0.0001 par value, 320,000,000 shares authorized, 42,959,574 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively.	4,296	4,296
Additional Paid in Capital	360,330	360,330
Accumulated deficit	(239,119)	(129,712)
Total stockholders’ equity	125,507	234,914

Total liabilities and stockholders’ equity	$151,375	$250,097

The accompanying notes are an integral part of these financial statements

GJ Culture Group US, Inc.

Statements of Operations and Comprehensive Loss

For the three-month and nine-month periods ended September 30, 2020 and 2019

(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue	$-	$-	$15,000	$43,000

General and administrative expenses	25,636	31,894	124,431	109,525

Loss from operation	(25,636)	(31,894)	(109,431)	(66,525)

Interest income	4	13	24	20

Loss before provision for income taxes	$(25,632)	$(31,881)	(109,407)	(66,525)

Provision for income taxes	$-	$-	-	-

Net loss	$(25,632)	$(31,881)	$(109,407)	$(66,505)

Comprehensive loss	$(25,632)	$(31,881)	$(109,407)	$(66,505)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares used in per share calculations – basic and diluted	42,959,574	42,959,574	42,959,574	31,268,871

The accompanying notes are an integral part of these financial statements

GJ Culture Group US, Inc.

Statements of Changes in Stockholders’ Equity

For the nine-month periods ended September 30, 2019 and 2020

(unaudited)

	Number of Shares Outstanding	Common Stock	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance – January 1, 2019	66,666	$7	$193	$(20,885)	$(20,685)

Stock issuance for cash	42,892,908	4,289	360,137	-	364,426

Net loss for the period	-	-	-	(66,505)	(66,505)

Balance – September 30, 2019	42,959,574	$4,296	$360,330	$(87,390)	$277,236

	Number of		Additional		Total
	Shares	Common	Paid in	Accumulated	Stockholders’
	Outstanding	Stock	Capital	Deficit	Deficiency

Balance – January 1, 2020	42,959,574	$4,296	$360,330	$(129,712)	$234,914

Net loss				(109,407)	(109,407)

Balance – September 30, 2020	42,959,574	$4,296	$360,330	$(239,119)	$125,507

The accompanying notes are an integral part of these financial statements

GJ Culture Group US, Inc.

Statements of Cash Flows

For the nine-month periods ended September 30, 2020 and 2019

	For the nine months ended
	September 30,
	2020	2019

Cash flows used in operating activities
Net loss	$(109,407)	$(66,505)

Adjustment to reconcile net loss to net cash used in operating activities
Amortization	783	992
Increase in prepaid expense	-	(1,920)
Increase in accounts payable	-	3,029
Increase (decrease) in accrued liabilities	10,685	(15,000)
Net cash used in operating activities	(97,939)	(79,404)

Cash Flows from investing activities
Purchase of intangible assets	-	(8,600)
Cash Used in investing activities	-	(8,600)

Cash flows from financing activities
Proceeds from the sale of common stock	-	364,426
Net cash provided by financing activities	-	364,426

(Decrease)/increase in cash and cash equivalents	$(97,939)	$276,422

Cash and cash equivalents – Beginning of period	242,933	200

Cash and cash equivalents – End of period	$144,994	$276,622

Interest paid	$-	$-
Income tax paid	$-	$-

The accompanying notes are an integral part of these financial statements

GJ Culture Group US, Inc.

Notes to Financial Statements

1.	NATURE OF OPERATIONS

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

Basis of Presentation

The accompanying unaudited condensed interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Article 8 of Regulation S-X. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. Notes to the unaudited condensed interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended December 31, 2019 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended December 31, 2019 included in the Company’s Form 10K as filed with the Securities and Exchange Commission.

Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern. As of September 30, 2020, the Company had accumulated deficits of $239,119 and incurred substantial loss during the nine months ended September 30, 2020 of $109,407. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

Management believes the result of operations for nine months ended September 30, 2020 are the result of COVID 19 global pandemic. It is management’s belief that upon discovery of vaccine, the Company’s operations should improve and allow the Company to market it services and generate future profits. Management may also raise additional funds from an offering pursuant to a Registration Statement on Form S-1, private placements of restricted securities, or the issuance of stock in lieu of cash for payment of services until such a time as profitable operations are achieved. If the Company does not raise all of the money necessary , it may look for loans from its officers, directors or other related parties. Such additional financing may not become available on acceptable terms and there can be no assurance that any additional financing that the Company does obtain will be sufficient to meet its needs in the long term. There are no written agreements in place for such funding or issuance of securities and there can be no assurance that such will be available in the future. Management believes that this plan provides an opportunity for the Company to continue as a going concern.

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2020.

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

Basic and Diluted Loss Per Share

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

	For the nine months ended September 30
	2020	2019
Loss per share:
Numerator:
Net loss used in computing earnings per share	(109,407)	(66,505)

Denominator:
Weighted average common shares outstanding	42,959,574	31,268,871

Basic and diluted loss per share	$(0.00)	$(0.00)

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

As of September 30, 2020, except for the above, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

3.	INCOME TAX

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

As of September 30, 2020, and December 31, 2019, the Company has accumulated net operating losses of $239,119 and $129,712. The Company has elected to not recognize deferred tax assets resulting from the NOLs, as Management is not yet able to reliably estimate when the Company will generate profits that would enable the Company to make use of such potential future tax benefits. Management continually assesses it future earnings potential and related tax impacts. If circumstances change in the future that will enable Management to accurately forecast future profits, the Company may elect to recognize such tax assets.

4.	SUBSEQUENT EVENTS

Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (2) non-recognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date.

There was no event that management deemed necessary for disclosure as a material subsequent event.

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

Results of Operations

Nine months ended September 30, 2020 and 2019

The following table sets forth key components of our results of operations for the periods indicated:

	For the nine months ended
	September 30,
	2020	2019
Revenues	$15,000	$43,000
Cost of revenues	-	-
Gross profit	15,000	43,000
Selling, general and administrative expense	124,431	109,525
Interest expense (income), net	(24)	(20)
Income/(loss) before income taxes	(109,407)	(66,505)
Income tax expense	-	-
Net loss	$(109,407)	$(66,505)

Revenues

We reported $15,000 in revenue for the period of nine months ended September 30, 2020. Revenues are comprised of promotion and consulting service rendered to our partner who provides international study tour services.

Our revenues decreased by US$28,000, or 65%, from US$43,000 for the period of nine months ended September 30, 2019, to US$15,000 for the same period in 2020. We signed one consulting service agreement with s contract amount of US$15,000 and rendered the service to our customer during the nine-month period September 30, 2020. Our business in 2020 has been negatively impacted as a result of the COVID 19 global pandemic. Government imposed shelter in place directives have limited our ability to market and deliver our cultural and arts educational services.

Cost of Revenues

There is no cost of revenue occurred during the period.

Selling, general and administrative expenses

We recorded $124,431 in selling, general and administrative expenses in the reporting period and it mainly consists of consulting fees and professional service expenses related to maintain a public company such as legal feeds, auditing, accountant and printing fees. These expenses increased by US$14,906 or 14% from US$109,525 for the period of nine months ended September 30, 2019 as compared to the same period in 2020. The increase was primarily attributable to the increase in consulting fees and marketing expenses in 2020 as compared to 2019.

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

Cash Flows

The following table presents the major components of net cash flows used in and provided by operating, investing and financing activities for the periods presented:

Nine months ended September 30, 2020 and 2019

	For the nine months ended
	September 30,
	2020	2019
Net cash provided by (used in):
Operating activities	$(97,939)	$(79,404)
Investing activities	-	(8,600)
Financing activities	-	364,426
Net (decrease) increase in cash and cash equivalents	$(97,939)	$276,422

Operating Activities

Operating activities consisted primarily of net income/(loss) adjusted for certain non-cash items. In addition, operating cash flows included the effect of changes in operating assets and liabilities.

The cash used in the reporting period increased by US$18,535 from US$79,404 for the period of nine months ended September 30, 2019 to US$97,939 in same period of 2020. The increase in cash used from operating activities was due to the decreased net cash flows from operating assets and liabilities of US$24,367 and increase of net loss of $42,902.

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2020.

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

As of September 30, 2020, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on this evaluation under the COSO Framework, our management concluded that our internal controls over financial reporting are not effective as of September 30, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on that evaluation, they concluded that, as of September 30, 2020, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company’s Chief Financial Officer in connection with the review of our financial statements as of September 30, 2020 and communicated to our management.

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

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2020, that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following sales of equity securities by the Company occurred during the three-month period ended September 30, 2020: None.

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

GJ Culture Group US, Inc., a Nevada corporation

DATED:	November 16, 2020	By:
Sanjun Kuang
Chief Executive Officer Chief Financial Officer

