Form 10-K
period 2020-12-31
GJ Culture Group US, Inc.
filed 2021-04-15
CIK 1781726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2020

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________  to ___________

Commission file number: 333-232605

GJ Culture Group US, Inc.
(Exact name of registrant as specified in its charter)

Nevada	83-2912878
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4125 Blackhawk Plaza Circle, Suite 166 Danville, CA 94506
(Address of principal executive offices)

(925) 362-3169
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock $0.0001 par value	OTCQB

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

The number of shares outstanding of the registrant’s common stock as of March 31, 2021 was 42,959,574 shares, $0.0001 par value.

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

PART I

ITEM 1. BUSINESS.

OUR COMPANY

GJ Culture Group US, Inc. was formed as a Nevada corporation on December 20, 2018 for the purpose of providing educational and other related services based on classical Chinese studies and culture. We aim to serve as a cultural and educational meeting point between China and the U.S. The Company intends to provide educational training courses and lectures based on classical Chinese studies, inviting Chinese and U.S. experts to give lectures both in Chinese and English in the U.S., organizing China-U.S. international study tour activities for participants of all ages, as well as organizing and promoting China-U.S. cultural events, art fairs, exhibitions, and other activities promoting Chinese culture. As of today, as we just start our business operations, our business has been limited to providing consulting services to our contracted Chinese partners, including telephone or online consultation regarding market and research analysis of classical Chinese culture study in U.S. for the business activities or international tour proposed by our Chinese partners, and providing online oral trainings to the staff of our Chinese business partners. The Company has qualified to trade on the OTC Markets Group Inc.’s OTCQB® Venture Market under the symbol “GJCU.”

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

We entered into a Business Cooperation Agreement (the “China Travel Agreement”) with Xi’an China Travel Service Co., Ltd. (“China Travel”) on March 5, 2019. China Travel is the organizer of the traditional education related tour camp from the U.S. to China. Pursuant to the China Travel Agreement, China Travel engages our Company to provide promotion and marketing services to recruit participants to the Chinese classical culture related tour camp organized by China Travel from July to August, starting 2019, and agreed to pay us $20,000 in promotional and marketing expenses. China Travel further agreed to pay us 15% of tour tuition we collected from the participants we recruit and share 50/50 of any exceeding amount that we collect above base sales price of the tour tuition which is $5,000 per participant. On June 3, 2019, we entered into a Supplementary Agreement to Business Cooperation Agreement (the “China Travel Supplementary Agreement”) with China Travel whereby the China Travel Agreement was amended to postpone the organizing period of Chinese classical culture related tour camp from July to August, starting 2019, to January to February, 2020 or July to August, every year since 2020. Due to the coronavirus outbreak, we need to further postpone the tour camp related to Chinese classical culture we plan to organize for China Travel to the end of 2021 or early 2022 and every year thereafter from 2022 if the international travel continues to be restricted due to corona virus.

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

Number of Holders

As of March 31, 2021, 42,959,574 shares of our common stock were outstanding and held of record by approximately 67 stockholders of record.

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

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Results of Operations

Year ended December 31, 2020 and 2019

The following table sets forth key components of our results of operations for the periods indicated:

	Year Ended
	December 31
	2020	2019
Revenues	$15,000	$43,000
Cost of revenues	-	-
Gross profit	15,000	43,000
Selling, general and administrative expense	146,091	151,859
Interest expense (income), net	26	32
Income/(loss) before income taxes	(131,065)	(108,827)
Income tax expense	-	-
Net loss	$(131,065)	$(108,827)

Revenues

We report $15,000 in revenue for the period of year ended December 31, 2020. Revenues are comprised of promotion and consulting service rendered to our partner who provides international study tour services.

Our revenues decreased by US$28,000, or 65%, from US$43,000 for the period of year ended December 31, 2019, to US$15,000 for the same period in 2020. We signed one consulting service agreement with contract amount of US$15,000 and rendered the service to our customer in this reporting period.

The Company’s result of operations were negatively impacted by the global COVID 19 pandemic.

Cost of Revenues

There is no cost of revenue occurred during the period.

Selling, general and administrative expenses

We recorded $146,091 in selling, general and administrative expenses during the reporting period, and it mainly consisted of impairment of intangible asset, professional service from our law firm, auditor, and accountant etc.

Our selling and marketing expenses decreased by US$5,768 or 3.8% from $151,859 during the year ended December 31, 2019 to $146,091 for the same period in 2020. The decrease was primarily attributable to the decrease of service fee from our law firm and accounting firm since the listing of our shares to OTCQB was completed in 2019. In addition, we recorded $5,597 impairment of intangible assets in this year due to continuous operating loss.

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

Cash Flows

The following table presents the major components of net cash flows used in and provided by operating, investing and financing activities for the periods presented:

For the Years ended December 31, 2020 and 2019:

	Years Ended
	December 31,
	2020	2019
Net cash provided by (used in):
Operating activities	$(124,322)	$(113,093)
Investing activities	-	(8,600)
Financing activities	-	364,426
Net increase/(decrease) in cash and cash equivalents	$(124,322)	$242,733

Operating Activities

Operating activities consisted primarily of net income/(loss) adjusted for certain non-cash items. In addition, operating cash flows included the effect of changes in operating assets and liabilities.

The cash used in the reporting period increased by $11,229 from $113,093 for the year ended December 31, 2019 to $124,322 in same period of 2020. The increase in cash used from operating activities was due to the decreased net cash flows from operating assets and liabilities of $11,009 and increase of net loss of $22,238. The Company had limited operating activities as result of the COVID 19 pandemic which hindered the Company’s ability to generate positive cash flows.

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management at the time of this report.

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

There were no outstanding unfulfilled revenue contracts as of December 31, 2020.

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

	For the year ended December 31,	For the year ended December 31,
	2020	2019
Loss per share:
Numerator:
Net loss used in computing earnings per share	(131,065)	(108,827)

Denominator:
Weighted average common shares outstanding	42,959,574	34,121,741

Basic and diluted loss per share	$(0.00)	$(0.00)

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

GJ Culture Group US, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
GJ Culture Group US, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of GJ Culture Group US, Inc. (the Company) as of December 31, 2020, and 2019, and the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to the accounts or disclosures that are material to the financial statements and 2.) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ WWC, P.C.

WWC, P.C.

Certified Public Accountants

San Mateo, CA

April 15, 2021

We have served as the Company’s auditor since 2019.

GJ Culture Group US, Inc.

Balance Sheets

As of December 31, 2020 and 2019

	December 31,
	2020	2019

ASSETS

Current assets
Cash and cash equivalents	$118,611	242,933
Non-current assets
Intangible assets	-	7,164
Total assets	$118,611	250,097

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$-	1,031
Accrued liabilities	14,762	14,152

Total liabilities	$14,762	15,183

Commitments and Contingencies	-	-

Stockholders’ Equity
Preferred stock, $0.0001 par value, 30,000,000 shares authorized, no shares issued and outstanding as of December 31, 2020 and 2019	$-	-
Common stock, $0.0001 par value, 320,000,000 shares authorized, 42,959,574 shares issued and outstanding as of December 31, 2020 and 2019	4,396	4,396
Additional Paid in Capital	360,330	360,330
Accumulated deficit	(260,777)	(129,712)
Total stockholders’ equity	103,849	234,913

Total liabilities and stockholders’ deficit	$118,611	250,097

The accompanying notes are an integral part of these financial statements

GJ Culture Group US, Inc.

Statements of Operations and Comprehensive Loss

For the year ended December 31, 2020 and 2019

	For the year ended December 31, 2020	For the year ended December 31, 2019

Revenue	$15,000	$43,000

General and administrative expenses	146,091	151,859

Loss from operations	(131,091)	(108,859)

Interest income	32	32

Loss before provision for income taxes	(131,065)	(108,827)

Provision for income taxes	-	-

Net loss	$(131,065)	$(108,827)

Comprehensive loss	$(131,065)	$(108,827)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares used in per share calculations – basic and diluted	42,959,574	34,121,741

The accompanying notes are an integral part of these financial statements

GJ Culture Group US, Inc.

Statements of Stockholders’ Equity

For the years ended December 31, 2019 and 2020

	Number of Shares	Common	Additional Paid in	Accumulated	Total Stockholders’
	Outstanding	Stock	Capital	Deficit	Equity

Balance - December 31, 2018	66,666	$7	$193	$(20,885)	$(20,685)

Stock issuance for cash	42,892,908	4,289	360,137		364,426

Net loss				(108,827)	(108,827)

Balance – December 31, 2019	42,959,574	4,296	360,330	(129,712)	234,913

Net loss				(131,065)	(131,065)

Balance – December 31, 2020	42,959,574	4,296	360,330	(260,777)	103,849

The accompanying notes are an integral part of these financial statements

GJ Culture Group US, Inc.
Statement of Cash Flows
For the year ended December 31, 2020 and 2019

	For the year ended December 31, 2020	For the year ended December 31, 2019

Cash flows used in operating activities
Net loss	$(131,065)	$(108,827)
Impairment of intangibles	5,597
Amortization	1,567	1,436
Adjustment to reconcile net loss to net cash provided by operations
(Decrease) increase in accounts payable	(1,031)	565
Increase (decrease) in accrued liabilities	610	(6,267)
Net cash used in operating activities	(124,322)	(4,266)

Cash flows from investing activities
Purchase of website and trademark	-	(8,600)
	-	(8,600)

Cash flows from financing activities
Sales of common stock for cash	-	364,426
Net cash provided by financing activities	-	364,426

Change in cash and cash equivalents	124,322	242,733

Cash and cash equivalents – Beginning of period	242,733	200

Cash and cash equivalents – End of period	$118,611	$242,933

Interest received	$26	$32
Interest paid	$-	$-
Income tax paid	$-	$-

1.	NATURE OF OPERATIONS

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

The Company’s results of operations were significantly negatively impacted by the global COVID 19 pandemic during the year ended December 31, 2020, and though the date of this report; however, management believes that the Company has sufficient liquidity to maintain solvency for the next operating period, and the Company will manage its expenses appropriately.

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management at the time of this report.

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

There were no outstanding unfulfilled revenue contracts as of December 31, 2020.

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

	For the year ended December 31,	For the year ended December 31,
	2020	2019
Loss per share:
Numerator:
Net loss used in computing earnings per share	(131,065)	(108,827)

Denominator:
Weighted average common shares outstanding	42,959,574	34,121,741

Basic and diluted loss per share	$(0.00)	$(0.00)

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

The Company did not issue any new shares during the year ended December 31, 2020.

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

As of December 31, 2020, and 2019, the Company has accumulated net operating losses of $260,777 and $129,712. The Company has elected to not recognize deferred tax assets resulting from the NOLs, as Management is not yet able to reliably estimate when the Company will generate profits that would enable the Company to make use of such potential future tax benefits. Management continually assesses it future earnings potential and related tax impacts. If circumstances change in the future that will enable Management to accurately forecast future profits, the Company may elect to recognize such tax assets.

5.	CONCENTRATIONS

Customers Concentrations

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the year end December 31, 2020 and 2019.

Customer	2020		2019
	Amount	%	Amount	%
Customer A	15,000	100%	20,000	47%
Customer B	-	-%	23,000	53%

6.	RELATED PARTY TRANSACTIONS

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

7.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events that have occurred after the date of the balance sheet through the April 15, 2021 and determined that no subsequent events require recognition or disclosure to the financial statements.

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

As of December 31, 2020, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on this evaluation under the COSO Framework, our management concluded that our internal controls over financial reporting are not effective as of December 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on that evaluation, they concluded that, as of December 31, 2020, such internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of U.S. GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company’s Chief Financial Officer in connection with the review of our financial statements as of December 31, 2020 and communicated to our management.

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

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following table sets forth information about our executive officers and directors as of the date of this annual report:

Name	Age	Position
Executive Officers:
Sanjun Kuang	45	Chief Executive Officer President and Treasurer
Huawei Li	38	Secretary
Directors:
Sanjun Kuang	45	Chairman
Meisang Hu	45	Director
Huawei Li	38	Director
Jonathan Ginsberg	29	Director

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

Name and Principal Position	Year	Salary ($)(1)(2)	Bonus ($)	Option Awards ($)	Stock Awards ($)	All Other Compensation ($)	Total Compensation ($)
Sanjun Kuang Chief Executive Officer, President, Treasurer and Chairman of the Board	2020	-0-	-0-	-0-	-0-	-0-	-0-
	2019	-0-	-0-	-0-	-0-	-0-	-0-

Huawei Li Secretary and Director	2020	-0-	-0-	-0-	-0-	-0-	-0-
	2019	-0-	-0-	-0-	-0-	-0-	-0-

Meisang Hu Director	2020	-0-	-0-	-0-	-0-	-0-	-0-
	2019	-0-	-0-	-0-	-0-	-0-	-0-

Jonathan Ginsberg Director	2020	$12,000	-0-	-0-	-0-	-0-	-0-
	2019	-0-	-0-	-0-	-0-	-0-	-0-

(1)	We have not paid our executive officers any salary compensation and we have not entered into any written employment agreement with any of our executive officers.

(2)	In fiscal year 2020, we have agreed to pay the following compensation to one of our directors: Jonathan Ginsberg, $12,000 ($1,000 per month).

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

Compensation of Directors

Members of our company’s directors do not receive cash compensation for service on our company’s board of directors and on all committee thereof, except for Mr. Jonathan Ginsberg who was engaged as our director since December 2018. Jonathan received $1,000 per month as cash compensation for service on our company’s board during the fiscal year of 2020. In addition, they may be reimbursed for certain expenses in connection with attendance at meetings of our company’s board of directors and committees thereof.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of March 31, 2021, by (i) each person known by the Company to be the beneficial owner of 5% or more of the outstanding Common Stock; (ii) each of the persons named in the Summary Compensation Table ; (iii) each executive officer and director of the Company, and (iv) all of the Company’s executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. Each stockholder’s percentage of beneficial ownership as of March 31, 2021 set forth in the following table is based on 42,959,574 shares of our common stock outstanding at the date of this annual report.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2020 and for the fiscal year ended December 31, 2018 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2020 $	December 31, 2019 $
Audit Fees	27,058	23,500
Audit-Related Fees	[●]	[●]
Tax Fees	[●]	[●]
All Other Fees	[●]	[●]
Total	27,058	23,500

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

GJ Culture Group US, Inc., a Nevada corporation

DATED: April 15, 2021	By:	/s/ Sanjun Kuang
Sanjun Kuang
Chief Executive Officer Chief Financial Officer

