Form 10-Q
period 2021-03-31
GJ Culture Group US, Inc.
filed 2021-05-17
CIK 1781726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ____________ to ______________

Commission file number: 000-56140

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

ITEM 1. FINANCIAL STATEMENTS

GJ Culture Group US, Inc.

FORM 10-Q

Quarterly Period Ended March 31, 2021

GJ Culture Group US, Inc.

Balance Sheets

	As of	As of
	March 31	December 31
	2021	2020
ASSETS

Current assets
Cash and cash equivalents	$89,427	$118,611
Prepaid expenses	513	-

Total assets	$89,940	$118,611

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities

Accrued liabilities	10,334	14,762

Total liabilities	10,334	14,762

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.0001 par value, 30,000,000 shares authorized, 0 and 0 shares issued and outstanding as of March 31, 2021, and December 31, 2020, respectively.	-	-
Common stock, $0.0001 par value, 320,000,000 shares authorized, 42,959,574 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively.	4,296	4,296
Additional Paid in Capital	360,330	360,330
Accumulated deficit	(285,020)	(260,777)
Total stockholders’ equity	79,606	103,849

Total liabilities and stockholders’ equity	$89,940	$118,611

The accompanying notes are an integral part of these financial statements.

GJ Culture Group US, Inc.

Statements of Operations and Comprehensive Loss

	For the three months ended
	March 31,
	2021	2020
Revenue	$-	$15,000

General and administrative expenses	24,245	45,133
Loss from operations	(24,245)	(30,133)

Other income (expenses):
Interest income	2	11
Total other income/(expenses), net	2	11

Loss before provision for income taxes	(24,245)	(30,122)

Provision for income taxes	-	-

Net loss	$(24,243)	$(30,122)

Comprehensive loss	$(24,243)	$(30,122)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares used in per share calculations – basic and diluted	42,959,574	42,959,574

The accompanying notes are an integral part of these financial statements.

GJ Culture Group US, Inc.

Statements of Changes in Stockholders’ Equity

For the three months ended March 31, 2020 and 2021

	Number of Shares	Common	Additional Paid in	Accumulated	Total Stockholders’
	Outstanding	Stock	Capital	Deficit	Deficiency
Balance – December 31, 2019	42,959,574	$4,296	$360,330	$(129,712)	$234,914

Net loss				(30,122)	(30,122)

Balance – March 31, 2020	42,959,574	$4,296	$360,330	$(159,834)	$204,792

Balance – December 31, 2020	42,959,574	$4,296	$360,330	$(260,777)	$103,849

Net loss				(24,243)	(24,243)

Balance – March 31, 2021	42,959,574	$4,296	$360,330	$(285,020)	$79,093

The accompanying notes are an integral part of these financial statements.

GJ Culture Group US, Inc.

Statements of Cash Flows

	For the three months ended
	March 31,
	2021	2020

Cash flows used in operating activities
Net loss	$(24,243)	$(30,122)

Adjustment to reconcile net loss to net cash provided by operations
Amortization	-	444
(Increase) in prepaid expenses	(513)	-
(Increase) decrease in accrued liabilities	(4,428)	8,970
Net cash used in operating activities	(29,184)	(20,708)

Change in cash and cash equivalents	$(29,184)	$(20,708)

Cash and cash equivalents – Beginning of period	118,611	242,933

Cash and cash equivalents – End of period	$89,427	$222,225

Interest paid	$-	$-
Income tax paid	$-	$-

The accompanying notes are an integral part of these financial statements.

GJ Culture Group US, Inc.

Notes to Financial Statements

1.	NATURE OF OPERATIONS

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

Correction of Immaterial Errors

The Company’s management identified typographical errors in the interest income and common stock in the Company’s financial statements as of and for the year ended December 31, 2020. The organization has corrected those errors in the comparative figures presented in the accompanying financial statements. The Company’s, net financial position and results of operations from the corrections of these typo graphical errors.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Article 8 of Regulation S-X. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. Notes to the unaudited condensed interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended December 31, 2020 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended December 31, 2020 included in the Company’s Form 10K as filed with the Securities and Exchange Commission.

Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern. As of March 31, 2021, the Company had accumulated deficits of $285,020. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2021.

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

There were no outstanding unfulfilled revenue contracts as of March 31, 2021.

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

	For the three months ended March 31
	2021	2020
Loss per share
Numerator:
Net loss used in computing earnings per share	(24,243)	(30,122)

Denominator:
Weighted average common shares outstanding	42,959,574	42,959,574

Basic and diluted loss per share	$(0.00)	$(0.00)

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

As of March 31, 2021, except for the above, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

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

As of March 31, 2021, and December 31, 2020, the Company has accumulated net operating losses of $285,533 and $260,777. The Company has elected to not recognize deferred tax assets resulting from the NOLs, as Management is not yet able to reliably estimate when the Company will generate profits that would enable the Company to make use of such potential future tax benefits. Management continually assesses it future earnings potential and related tax impacts. If circumstances change in the future that will enable Management to accurately forecast future profits, the Company may elect to recognize such tax assets.

4.	CONCENTRATIONS

Customers Concentrations

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the three months ended March 31, 2021 and 2020.

Customer	2021		2020
	Amount	%	Amount	%
Customer A	-	-%	15,000	100.0%

5.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events that have occurred after the date of the balance sheet through the date of issuance of these financial statements and determined that no subsequent events require recognition or disclosure to the financial statements.

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

Results of Operations

Three months ended March 31, 2021 and 2020

The following table sets forth key components of our results of operations for the periods indicated:

	For the three months ended
	March 31,
	2021	2020
Revenues	$-	$15,000
Cost of revenues	-	-
Gross profit	-	15,000
Selling, general and administrative expense	24,245	45,133
Interest expense (income), net	(2)	(11)
Loss before income taxes	(24,243)	(30,122)
Income tax expense	-	-
Net loss	$(24,243)	$(30,122)

Revenues

We report nil in revenue in the three months prior to the end of March. Revenues are comprised of promotion and consulting service rendered to our partner who provides international study tour services.

Cost of Revenues

There is no cost of revenue occurred during the period.

Selling, general and administrative expenses

We recorded $24,245 in selling, general and administrative expenses in the reporting period and it mainly consists of professional service from our law firm, auditor and accountant etc.

Our selling, general and administrative expenses decreased by US$20,888 or 46% from US$45,133 for the first quarter of 2020 to US$24,245 for the same period in 2021. The decrease was primarily attributable to the decrease of professional service fee from our law firm. The decrease significantly impacted our bottom line net loss that decreased from US $30,122 for the first quarter of 2020 to US $24,243 for 2021.

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

Cash Flows

The following table presents the major components of net cash flows used in and provided by operating, investing and financing activities for the periods presented:

Three Months Ended March 31, 2020 and 2019

	For the three months ended
	March 31,
	2021		2020
Net cash provided by (used in):	$		$
Operating activities		(28,671)		(20,708)
Investing activities		-		-
Financing activities		-		-
Net increase in cash and cash equivalents		$(28,671)		$(20,708)

Operating Activities

Operating activities consisted primarily of net income/(loss) adjusted for certain non-cash items. In addition, operating cash flows included the effect of changes in operating assets and liabilities.

The cash used in the reporting period increased by US$7,963 from US$20,708 for the first quarter of 2020 to US$28,671 in this reporting period. The increase in cash used from operating activities was mainly due to decrease of net loss of US$5,879 and the increase of net cash flows from operating assets and liabilities of US$13,398.

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2021.

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

There were no outstanding unfulfilled revenue contracts as of March 31, 2021.

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

As of March 31, 2021, except for the above, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

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

As of March 31, 2021, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on this evaluation under the COSO Framework, our management concluded that our internal controls over financial reporting are not effective as of March 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on that evaluation, they concluded that, as of March 31, 2021, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company’s Chief Financial Officer in connection with the review of our financial statements as of March 31, 2021 and communicated to our management.

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

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2021, that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following sales of equity securities by the Company occurred during the three-month period ended March 31, 2021: None.

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

GJ Culture Group US, Inc., a Nevada corporation

DATED:	May 17, 2021	By:	/s/ Sanjun Kuang
Sanjun Kuang
Chief Executive Officer Chief Financial Officer

