Form 10-Q
period 2021-09-30
GJ Culture Group US, Inc.
filed 2021-11-22
CIK 1781726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of shares outstanding of the Registrant’s Common Stock as of September 30, 2021 was 42,959,574 shares, $0.0001 par value.

ITEM 1. FINANCIAL STATEMENTS

GJ Culture Group US, Inc.

FORM 10-Q

Quarterly Period Ended September 30, 2021

GJ Culture Group US, Inc.

Balance Sheets

	As of	As of
	September 30	December 31
	2021	2020
ASSETS

Current assets
Cash and cash equivalents	$25,010	$118,611

Total assets	$25,010	$118,611

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accrued liabilities	19,107	14,762

Total liabilities	19,107	14,762

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.0001 par value, 30,000,000 shares authorized, 0 and 0 shares issued and outstanding as of September 30, 2021, and December 31, 2020, respectively.	-	-
Common stock, $0.0001 par value, 320,000,000 shares authorized, 42,959,574 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively.	4,296	4,296
Additional paid in capital	360,330	360,330
Accumulated deficit	(358,723)	(260,777)
Total stockholders’ equity	5,903	103,849

Total liabilities and stockholders’ equity	$25,010	$118,611

The accompanying notes are an integral part of these financial statements

GJ Culture Group US, Inc.

Statement of Operations and Comprehensive Loss

	For the nine months ended		For the three months ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue	$-	$15,000	$-	$-

General and administrative expenses	97,950	124,431	20,834	25,636
Loss from operation	(97,950)	(109,431)	(20,834)	(25,636)

Loss before provision for income taxes	(97,950)	(109,431)	(20,834)	(25,636)

Other expense	-	-	-	-
Interest income	4	24	1	4
Total other income/(expenses)	4	24	1	4

Provision for income taxes	-	-	-	-

Net loss	$(97,946)	$(109,407)	$(20,834)	$(25,636)

Comprehensive loss	$(97,946)	$(109,407)	$(20,834)	$(25,636)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares used in per share calculations – basic and diluted	42,959,574	42,959,574	42,959,574	42,959,574

The accompanying notes are an integral part of these financial statements

GJ Culture Group US, Inc.

Statement of Changes in Stockholders’ Equity

For the nine months ended September 30, 2021 and 2020

	Number of Shares	Common	Additional Paid in	Accumulated	Total Stockholders’
	Outstanding	Stock	Capital	Deficit	Deficiency

Balance – December 31, 2020	42,959,574	$4,296	$360,330	$(260,777)	$103,849

Net loss	-	-	-	(97,946)	(97,946)

Balance – September 30, 2021	42,959,574	$4,296	$360,330	$(358,723)	$5,903

	Number of Shares	Common	Additional Paid in	Accumulated	Total Stockholders’
	Outstanding	Stock	Capital	Deficit	Deficiency

Balance – December 31, 2019	42,959,574	$4,296	$360,330	$(129,712)	$234,914

Net loss	-	-	-	(109,407)	(109,407)

Balance – September 30, 2020	42,959,574	$4,296	$360,330	$(239,119)	$125,507

The accompanying notes are an integral part of these financial statements

GJ Culture Group US, Inc.

Statement of Cash Flows

	For the nine months ended
	September 30,
	2021	2020

Cash flows used in operating activities
Net loss	$(97,946)	$(109,407)

Adjustment to reconcile net loss to net cash provided by operations
Amortization	-	783
Decrease in accrued liabilities	4,345	10,685
Net cash used in operating activities	(93,601)	(97,939)

Change in cash and cash equivalents	$(93,601)	$(97,939)

Cash and cash equivalents – Beginning of period	118,611	242,933

Cash and cash equivalents – End of period	$25,010	$144,994

Interest paid	$-	$-
Income tax paid	$-	$-

The accompanying notes are an integral part of these financial statements

GJ Culture Group US, Inc.

Notes to Financial Statements

1.	NATURE OF OPERATIONS

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

Basis of Presentation

The accompanying unaudited condensed interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Article 8 of Regulation S-X. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. Notes to the unaudited condensed interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended December 31, 2020 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended December 31, 2020 included in the Company’s Form 10K as filed with the Securities and Exchange Commission.

Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern. As of September 30, 2021, the Company had accumulated deficits of $358,723. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

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

	For the nine months ended September 30
	2021	2020
Loss per share:
Numerator:
Net loss used in computing earnings per share	(97,946)	(109,407)

Denominator:
Weighted average common shares outstanding	42,959,574	42,959,574

Basic and diluted loss per share	$(0.00)	$(0.00)

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

As of September 30, 2021, and December 31, 2020, the Company has accumulated net operating losses of $358,723 and $260,777. The Company has elected to not recognize deferred tax assets resulting from the NOLs, as Management is not yet able to reliably estimate when the Company will generate profits that would enable the Company to make use of such potential future tax benefits. Management continually assesses it future earnings potential and related tax impacts. If circumstances change in the future that will enable Management to accurately forecast future profits, the Company may elect to recognize such tax assets.

4.	SUBSEQUENT EVENT

On October 25, 2021, The Company entered into a Services Agreement with Wenting Chen (“Chen”), an individual. Pursuant to the Services Agreement, the Company will provide high-level customized study tour, including accommodation, catering, transportation, scenic, and learning services etc. for Chen. The Company will utilize its excellent education information of classical Chinese study and culture, advanced concept as well as local resources in the States to provide customized consulting services to Chen. Chen paid the Company $20,000 service fee upon entering into the Services Agreement with the Company. The Company and Chen were not related parties as of the effective date of the Consulting Services Agreement.

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

Results of Operations

Nine months ended September 30, 2021 and 2020

The following table sets forth key components of our results of operations for the periods indicated:

	For the nine months ended
	September 30,
	2021	2020
Revenues	$-	$15,000
Cost of revenues	-	-
Gross profit	-	15,000
Selling, general and administrative expense	97,950	124,431
Other expense		-
Interest expense (income), net	(4)	(24)
Income/(loss) before income taxes	(97,946)	(109,407)
Income tax expense	-	-
Net loss	$(97,946)	$(109,407)

Revenues

We did not earn any revenue during the nine months ended September 30, 2021. Historically, revenues were comprised of promotion and consulting services rendered to our partner who provides international study tour services.

Cost of Revenues

There is no cost of revenue occurred during the period.

Selling, general and administrative expenses

We recorded $97,950 in selling, general and administrative expenses in the during the nine months ended September 30, 2021. These expenses mainly consisted of professional service paid to our law firm, auditor, accountants, and consultants.

Our selling, general and administrative expenses decreased by $26,481 or 26% from $124,431 for the first nine months of 2020 as compared to $95,950 for the same period in 2021. The decrease was primarily attributable to the decrease of professional service fee from our law firm. The decrease significantly impacted our bottom-line net loss that decreased from US $109,407 for the first nine months of 2020 to US $97,946 for 2021.

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

Cash Flows

The following table presents the major components of net cash flows used in and provided by operating, investing and financing activities for the periods presented:

	For the nine months ended
	September 30,
	2021	2020
Net cash provided by (used in):
Operating activities	$(93,601)	$(97,939)
Investing activities	-	-
Financing activities	-	-
Net increase in cash and cash equivalents	$(93,601)	$(97,939)

Operating Activities

Operating activities consisted primarily of net income/(loss) adjusted for certain non-cash items. In addition, operating cash flows included the effect of changes in operating assets and liabilities.

The cash used in the reporting period decreased by US$4,338 from US$97,939 for the first nine months of 2020 to US$93,601 in this reporting period. The decrease in cash used from operating activities was mainly due to decrease of net loss of US$11,461 and the increase of net cash flows from operating assets and liabilities of US$7,123.

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

As of September 30, 2021, except for the above, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

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

As of September 30, 2021, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on this evaluation under the COSO Framework, our management concluded that our internal controls over financial reporting are not effective as of September 30, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on that evaluation, they concluded that, as of September 30, 2021, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company’s Chief Financial Officer in connection with the review of our financial statements as of September 30, 2021 and communicated to our management.

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

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2021, that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following sales of equity securities by the Company occurred during the three-month period ended September 30, 2021: None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Mine safety disclosures are not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification by Chief Executive Officer
32.2	Section 1350 Certification by Chief Financial Officer
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GJ Culture Group US, Inc., a Nevada corporation

DATED:	November 22, 2021	By:	/s/ Sanjun Kuang
Sanjun Kuang
Chief Executive Officer
Chief Financial Officer

