Form 10-K
period 2021-12-31
GJ Culture Group US, Inc.
filed 2022-04-15
CIK 1781726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

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

The number of shares outstanding of the registrant’s common stock as of April 15, 2022 was 42,959,574 shares, $0.0001 par value.

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

We entered into a Business Cooperation Agreement (the “China Travel Agreement”) with Xi’an China Travel Service Co., Ltd. (“China Travel”) on March 5, 2019. China Travel is the organizer of the traditional education related tour camp from the U.S. to China. Pursuant to the China Travel Agreement, China Travel engages our Company to provide promotion and marketing services to recruit participants to the Chinese classical culture related tour camp organized by China Travel from July to August, starting 2019, and agreed to pay us $20,000 in promotional and marketing expenses. China Travel further agreed to pay us 15% of tour tuition we collected from the participants we recruit and share 50/50 of any exceeding amount that we collect above base sales price of the tour tuition which is $5,000 per participant. On June 3, 2019, we entered into a Supplementary Agreement to Business Cooperation Agreement (the “China Travel Supplementary Agreement”) with China Travel whereby the China Travel Agreement was amended to postpone the organizing period of Chinese classical culture related tour camp from July to August, starting 2019, to January to February, 2020 or July to August, every year since 2020. Due to the coronavirus outbreak, we need to further postpone the tour camp related to Chinese classical culture we plan to organize for China Travel to the end of 2022 or early 2023 and every year thereafter from 2023 if the international travel continues to be restricted due to corona virus.

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

On October 25, 2021, the Company also entered into a Services Agreement with Wenting Chen (“Chen”), an individual. Pursuant to the Services Agreement, the Company will provide high-level customized study tour, including accommodation, catering, transportation, scenic, and learning services etc. for Chen. The Company will utilize its excellent education information of classical Chinese study and culture, advanced concept as well as local resources in the States to provide customized consulting services to Chen. Chen paid the Company $20,000 service fee upon entering into the Services Agreement with the Company. The Company and Chen were not related parties as of the effective date of the Consulting Services Agreement.

On October 30, 2021, the Company also entered into a Supplementary Agreement to Services Agreement dated October 25, 2021 with Wenting Chen (“Chen”), an individual. Pursuant to the Supplementary Agreement, and due to objective factors such as the Covid-19 epidemic and the circuit breaker arrangement for Sino-US flights, Chen and Company amended the services to be provided under the Services Agreement. Pursuant to the Supplementary Agreement, the Company will provide (1) research and analysis services to Chen related to classical Chinese study and culture for the business activities proposed by Chen, including but not limited to providing data and information related to market size, customer preferences, development trend of classical Chinese study and culture, etc. and; (2) online (including but not limited to telephone, email) consulting and planning services for the development of Chen’s business related to classical Chinese study and culture, including but not limited to providing solutions to problems encountered in Chen’s business involving classical Chinese culture. Chen paid the Company $20,000 service fee under the terms of the Supplementary Agreement with the Company. The Company and Chen were not related parties as of the effective date of the Consulting Services Agreement.

On November 24, 2021, the Company also entered into a Consulting Services Agreement with Xin Zeng (“Zeng”), an individual. Pursuant to the Consulting Services Agreement, the Company will provide research and analysis services related to the classical Chinese study and culture for the business activities proposed by Zeng, including but not limited to providing data and information related to market size, customer preference, development trend of classical Chinese culture study, and provide online consulting and planning services regarding the development of their potential business involving classical Chinese culture, especially for organizing and planning traditional Chinese cultural activities. The Company will utilize its excellent education information of classical Chinese study and culture, advanced concept as well as local resources in the United States to provide customized consulting services to Zeng. Zeng paid the Company $15,000 service fee upon entering into the Services Agreement with the Company. The Company and Zeng were not related parties as of the effective date of the Consulting Services Agreement.

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

INTELLECTUAL PROPERTY

We have completed our three trademark applications in the States and have obtained approval from the USPTO. We have registered our domain name WWW.GJCC.US and completed building our website.

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

Number of Holders

As of April 15, 2022, 42,959,574 shares of our common stock were outstanding and held of record by approximately 67 stockholders of record.

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

Results of Operations

Year ended December 31, 2021, and 2020

The following table sets forth key components of our results of operations for the periods indicated:

	For the year ended
	December 31,
	2021	2020
Revenues	$34,992	$15,000
Cost of revenues	-	-
Gross profit	34,992	15,000
Selling, general and administrative expense	100,673	146,091
Interest income, net	4	26
Income/(loss) before income taxes	(65,677)	(131,065)
Income tax expense	-	-
Net loss	$(65,677)	$(131,065)

Revenues

We report $34,992 in revenue in the reporting period. Revenues are comprised of promotion and consulting service rendered to our partner who provides international study tour services.

Cost of Revenues

There is no cost of revenue occurred during the period.

Selling, general and administrative expenses

We recorded $100,673 in selling, general and administrative expenses in the reporting period, and it mainly consists of professional service from our law firm, auditor and accountant etc.

Our selling, general and administrative expenses decreased by US$45,418 or 31% from US$146,091 for the year of 2020 to US$100,673 for year of 2021. The decrease was primarily attributable to the decrease of professional service fee.

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

Cash Flows

The following table presents the major components of net cash flows used in and provided by operating, investing and financing activities for the periods presented:

Year ended December 31, 2021 and 2020

	For the year ended
	December 31,
	2021	2020
Net cash provided by (used in):
Operating activities	$(90,625)	$(124,322)
Investing activities	-	-
Financing activities	-	-
Net increase in cash and cash equivalents	$(90,625)	$(124,322)

Operating Activities

Operating activities consisted primarily of net income/(loss) adjusted for certain non-cash items. In addition, operating cash flows included the effect of changes in operating assets and liabilities.

The cash used in the reporting period decreased by US$ 33,697 from US$124,322 for the year of 2020 to US$90,625 for the year of 2021. The decrease in cash used from operating activities was mainly due to decrease of net loss of US$65,388 and the increase of net cash flows from operating assets and liabilities of US$31,691.

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

As of December 31, 2021, except for the above, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

GJ Culture Group US, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
GJ Culture Group US, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of GJ Culture Group US, Inc. (the Company) as of December 31, 2021, and 2020, and the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred substantial losses and net cash outflows from operating activities during the years ended December 31, 2021 and 2020. The Company’s working capital has decreased significantly during those years and its accumulated deficit has grown over that same period. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to address this substantial doubt is set forth in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainly.

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

PCAOB ID: 1171

San Mateo, CA, USA

April 15, 2022

We have served as the Company’s auditor since 2019.

GJ Culture Group US, Inc.

Balance Sheets

As of December 31, 2021 and 2020

	December 31,
	2021	2020

ASSETS

Current assets
Cash and cash equivalents	$27,986	118,611
Prepaid Expenses	10,425	-
Total assets	$38,411	118,611

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$-	-
Accrued liabilities	239	14,762

Total liabilities	$239	14,762

Commitments and Contingencies	-	-

Stockholders’ Equity
Preferred stock, $0.0001 par value, 30,000,000 shares authorized, no shares issued and outstanding as of December 31, 2021 and 2020	$-	-
Common stock, $0.0001 par value, 320,000,000 shares authorized, 42,959,574 shares issued and outstanding as of December 31, 2021 and 2020	4,296	4,296
Additional Paid in Capital	360,330	360,330
Accumulated deficit	(326,454)	(260,777)
Total stockholders’ equity	38,172	103,849

Total liabilities and stockholders’ deficit	$38,411	118,611

The accompanying notes are an integral part of these financial statements

GJ Culture Group US, Inc.

Statements of Operations and Comprehensive Loss

For the year ended December 31, 2021 and 2020

	For the year ended December 31, 2021	For the year ended December 31, 2020

Revenue	$34,992	$15,000

General and administrative expenses	100,673	146,091

Loss from operations	(65,681)	(131,091)

Interest income	4	26

Loss before provision for income taxes	(65,677)	(131,065)

Provision for income taxes	-	-

Net loss	$(65,677)	$(131,065)

Comprehensive loss	$(65,677)	$(131,065)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares used in per share calculations – basic and diluted	42,959,574	42,959,574

The accompanying notes are an integral part of these financial statements

GJ Culture Group US, Inc.

Statements of Stockholders’ Equity

For the years ended December 31, 2021 and 2020

	Number of Shares	Common	Additional Paid in	Accumulated	Total Stockholders’
	Outstanding	Stock	Capital	Deficit	Equity

Balance – December 31, 2019	42,959,574	$4,296	$360,330	$(129,712)	$234,914

Net loss	-	$-	$-	$(131,065)	$(131,065)

Balance – December 31, 2020	42,959,574	$4,296	$360,330	$(260,777)	$103,849

Net loss	-	$-	$-	$(65,677)	$(65,677)

Balance – December 31, 2021	42,959,574	$4,296	$360,330	$(326,454)	$38,172

The accompanying notes are an integral part of these financial statements

GJ Culture Group US, Inc.

Statements of Cash Flows

For the year ended December 31, 2021 and 2020

	For the year ended December 31, 2021	For the year ended December 31, 2020

Cash flows used in operating activities
Net loss	$(65,677)	$(131,065)
Impairment of intangibles	-	5,597
Amortization	-	1,567
Adjustment to reconcile net loss to net cash provided by operations
Increase in Prepaid Expense	(10,425)	-
Increase in Accounts payable	-	(1,031)
Increase/(Decrease) in Accrued liabilities	(14,523)	610
Net cash used in operating activities	(90,625)	(124,322)

Change in cash and cash equivalents	(90,625)	(124,322)

Cash and cash equivalents – Beginning of period	118,611	242,933

Cash and cash equivalents – End of period	$27,986	$118,611

Interest received	$4	$26
Interest paid	$-	$-
Income tax paid	$-	$-

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

Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern. As of December 31, 2021, the Company had accumulated deficits of $326,454. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

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

The Company’s services entail performance obligation that are fulfilled over a period of time. The Company typically receives payment in advance of delivery services. Payments received in advance are recorded as contract liabilities until services have been render to the Company’s customers.  There were no outstanding unfulfilled revenue contracts as of December 31, 2021.

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

	For the year ended December 31,	For the year ended December 31,
	2021	2020
Loss per share:
Numerator:
Net loss used in computing earnings per share	$(65,677)	$(131,065)

Denominator:
Weighted average common shares outstanding	42,959,574	42,959,574

Basic and diluted loss per share	$(0.00)	$(0.00)

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

As of December 31, 2021, except for the above, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

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

As of December 31, 2021, and 2020, the Company has accumulated net operating losses of $326,454 and $260,777. The Company has elected to not recognize deferred tax assets resulting from the NOLs, as Management is not yet able to reliably estimate when the Company will generate profits that would enable the Company to make use of such potential future tax benefits. Management continually assesses it future earnings potential and related tax impacts. If circumstances change in the future that will enable Management to accurately forecast future profits, the Company may elect to recognize such tax assets.

4. CONCENTRATIONS

Customers Concentrations

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the year end December 31, 2021 and the period from inception to December 31, 2020.

Customer	2021		2020
	Amount	%	Amount	%
Customer A	-	-%	15,000	100%
Customer B	14,982	43%	-	-%
Customer C	20,010	57%	-	-%

5. SUBSEQUENT EVENTS

The Company has evaluated subsequent events that have occurred after the date of the balance sheet through the April 15, 2022 and determined that no subsequent events require recognition or disclosure to the financial statements.

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

As of December 31, 2021 , management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on this evaluation under the COSO Framework, our management concluded that our internal controls over financial reporting are not effective as of December 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on that evaluation, they concluded that, as of December 31, 2021 , such internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of U.S. GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company’s Chief Financial Officer in connection with the review of our financial statements as of December 31, 2021 and communicated to our management.

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

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Name and Principal Position	Year	Salary ($)(1)(2)	Bonus ($)	Option Awards ($)	Stock Awards ($)	All Other Compensation ($)	Total Compensation ($)
Sanjun Kuang Chief Executive Officer, President, Treasurer and Chairman of the Board	2021	-0-	-0-	-0-	-0-	-0-	-0-
	2020	-0-	-0-	-0-	-0-	-0-	-0-

Huawei Li Secretary and Director	2021	-0-	-0-	-0-	-0-	-0-	-0-
	2020	-0-	-0-	-0-	-0-	-0-	-0-

Meisang Hu Director	2021	-0-	-0-	-0-	-0-	-0-	-0-
	2020	-0-	-0-	-0-	-0-	-0-	-0-

Jonathan Ginsberg Director	2021	$12,000	-0-	-0-	-0-	-0-	-0-
	2020	-0-	-0-	-0-	-0-	-0-	-0-

(1)	We have not paid our executive officers any salary compensation and we have not entered into any written employment agreement with any of our executive officers.

(2)	In fiscal year 2021, we have agreed to pay the following compensation to one of our directors: Jonathan Ginsberg, $12,000 ($1,000 per month).

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

Compensation of Directors

Members of our company’s directors do not receive cash compensation for service on our company’s board of directors and on all committee thereof, except for Mr. Jonathan Ginsberg who was engaged as our director since December 2018. Jonathan received $1,000 per month as cash compensation for service on our company’s board during the fiscal year of 2021 . In addition, they may be reimbursed for certain expenses in connection with attendance at meetings of our company’s board of directors and committees thereof.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of April 15 , 2022 , by (i) each person known by the Company to be the beneficial owner of 5% or more of the outstanding Common Stock; (ii) each of the persons named in the Summary Compensation Table ; (iii) each executive officer and director of the Company, and (iv) all of the Company’s executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. Each stockholder’s percentage of beneficial ownership as of April 15, 2022 set forth in the following table is based on 42,959,574 shares of our common stock outstanding at the date of this annual report.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2021 and for the fiscal year ended December 31, 2020 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2021 $	December 31, 2020 $
Audit Fees	21,000	27,058
Audit-Related Fees	[●]	[●]
Tax Fees	[●]	[●]
All Other Fees	[●]	[●]
Total	21,000	27,058

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

GJ Culture Group US, Inc., a Nevada corporation

DATED: April 15, 2022	By:	/s/ Sanjun Kuang
Sanjun Kuang
Chief Executive Officer Chief Financial Officer

