Form 10-Q
period 2022-06-30
GJ Culture Group US, Inc.
filed 2022-08-15
CIK 1781726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of shares outstanding of the Registrant’s Common Stock as of June 30, 2022 was 42,959,574 shares, $0.0001 par value.

ITEM 1. FINANCIAL STATEMENTS

GJ Culture Group US, Inc.

FORM 10-Q

Quarterly Period Ended June 30, 2022

GJ Culture Group US, Inc.

Balance Sheets

June 30, 2022 and December 31, 2021

(Unaudited)

	June 30,	December 31
	2022	2021
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash and cash equivalents	$575	27,986
Prepaid Expenses	16,460	10,425
Total assets	$17,035	38,411

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payables	$3,877	-
Accrued liabilities	5,000	239

Total liabilities	$8,877	239

Commitments and Contingencies	-	-

Stockholders’ Equity
Preferred stock, $0.0001 par value, 30,000,000 shares authorized, no shares issued and outstanding as of June 30, 2022 and December 31, 2021	$-	-
Common stock, $0.0001 par value, 320,000,000 shares authorized, 42,959,574 shares issued and outstanding as of June 30, 2022 and December 31, 2021	4,296	4,296
Additional Paid in Capital	360,330	360,330
Accumulated deficit	(356,468)	(326,454)
Total stockholders’ equity	8,158	38,172

Total liabilities and stockholders’ deficit	$17,035	38,411

The accompanying notes are an integral part of these financial statements

GJ Culture Group US, Inc.

Statements of Operations and Comprehensive Loss

For the six month and three months ended June 30, 2022 and 2021

(Unaudited)

	For the six months ended		For the three months ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue	$14,982	$-	$14,982	$-

General and administrative expenses	44,997	76,989	13,905	52,744
Profit/(Loss) from operation	(30,015)	(76,989)	1,077	(52,744)

Profit/(Loss) before provision for income taxes	(30,015)	(76,989)	1,077	(52,744)

Interest income	1	3	1	1
Total other income/(expenses)	1	3	1	1

Provision for income taxes	-	-	-	-

Net profit / (loss)	$(30,014)	$(76,986)	$1,078	$(52,743)

Comprehensive loss	$(30,014)	$(76,986)	$1,078	$(52,743)

Basic and diluted loss per common share	$-	$-	$-	$-

Weighted average number of common shares used in per share calculations – basic and diluted	42,959,574	42,959,574	42,959,574	42,959,574

The accompanying notes are an integral part of these financial statements

GJ Culture Group US, Inc.

Statements of Stockholders’ Equity

For the six months ended June 30, 2022 and 2021

(Unaudited)

	Number of Shares	Common	Additional Paid in	Accumulated	Total Stockholders’
	Outstanding	Stock	Capital	Deficit	Equity

Balance – December 31, 2021	42,959,574	$4,296	$360,330	$(326,454)	$38,172

Net loss	-	$-	$-	$(30,014)	$(30,014)

Balance – June 30, 2022	42,959,574	$4,296	$360,330	$(356,468)	$8,158

Balance – December 31, 2020	42,959,574	$4,296	$360,330	(260,777)	103,849

Net loss	-	$-	$-	$(76,986)	$(76,986)

Balance – June 30, 2021	42,959,574	$4,296	$360,330	$(337,763)	$26,863

The accompanying notes are an integral part of these financial statements

GJ Culture Group US, Inc.

Statements of Cash Flows

For the six months ended June 30, 2022 and 2021

(Unaudited)

	For the six months ended June 30,
	2022	2021

Cash flows used in operating activities
Net loss	$(30,014)	$(76,986)

Increase / (Decreased) in Prepaid Expenses	(6,035)	-
Increase in Accounts Payable	3,530	-
Increase / (Decreased) in Accrued Liabilities	5,108	(897)
Net cash used in operating activities	(27,411)	(77,883)

Change in cash and cash equivalents	(27,411)	(77,883)

Cash and cash equivalents – Beginning of period	27,986	118,611

Cash and cash equivalents – End of period	$575	$40,728

Interest paid	$-	$-
Income tax paid	$-	$-

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Article 8 of Regulation S-X. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. Notes to the unaudited condensed interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended December 31, 2021 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended December 31, 2021 included in the Company’s Form 10K as filed with the Securities and Exchange Commission.

Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern. As of June 30, 2022, the Company had accumulated deficits of $356,468. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

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

There were no outstanding unfulfilled revenue contracts as of June 30, 2022.

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

	For the period ended June 30
	2022	2021
Loss per share:
Numerator:
Net loss used in computing earnings per share	$30,014	$76,986

Denominator:
Weighted average common shares outstanding	42,959,574	42,959,574

Basic and diluted loss per share	$(0.00)	$(0.00)

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

As of June 30, 2022, except for the above, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

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

As of June 30, 2022, and December 31, 2021, the Company has accumulated net operating losses of $356,468 and $326,454. The Company has elected to not recognize deferred tax assets resulting from the NOLs, as Management is not yet able to reliably estimate when the Company will generate profits that would enable the Company to make use of such potential future tax benefits. Management continually assesses it future earnings potential and related tax impacts. If circumstances change in the future that will enable Management to accurately forecast future profits, the Company may elect to recognize such tax assets.

4. SUBSEQUENT EVENTS

The Company has evaluated subsequent events that have occurred after the date of the balance sheet through the August 15, 2022 and determined that no subsequent events require recognition or disclosure to the financial statements.

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

Results of Operations

Six months ended June 30, 2022, and 2021

The following table sets forth key components of our results of operations for the periods indicated:

	For the six months ended
	June 30,
	2022	2021
Revenues	$14,982	$-
Cost of revenues	-	-
Gross profit		-
Selling, general and administrative expense	44,997	76,989
Interest income, net	1	(3)
Income/(loss) before income taxes	(30,014)	(76,986)
Income tax expense	-	-
Net loss	$(30,014)	$(76,986)

Revenues

We report $14,982 in revenue in the reporting period. Revenues are comprised of promotion and consulting services rendered to our partner who provides international study tour services.

Cost of Revenues

There is no cost of revenue that occurred during the period.

Selling, general and administrative expenses

We recorded $44,997 in selling, general and administrative expenses in the reporting period, and it mainly consists of professional service from our law firm, auditor and accountant, etc.

Our selling, general and administrative expenses decreased by US$31,992 or 42% from US$76,989 for the first half of 2021 to US$44,997 for the same period of 2022. The decrease was primarily attributable to the decrease of the professional service fee.

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

The failure to achieve the necessary levels of profitability or obtain additional funding would be detrimental to the Company.

Cash Flows

The following table presents the major components of net cash flows used in and provided by operating, investing and financing activities for the periods presented:

Six months ended June 30, 2022 and 2021

	For the six months ended
	June 30,
	2022	2021
Net cash provided by (used in):
Operating activities	$(27,411)	$(77,883)
Investing activities	-	-
Financing activities	-	-
Net increase in cash and cash equivalents	$(27,411)	$(77,883)

Operating Activities

Operating activities consisted primarily of net income/(loss) adjusted for certain non-cash items. In addition, operating cash flows included the effect of changes in operating assets and liabilities.

The cash used in the reporting period decreased by US$50,472 from US$77,883 for the first half of 2021 to US$27,411 for the same period of 2022. The decrease in cash used from operating activities was mainly due to the decrease of net loss of US$46,972 and the increase of net cash flows from operating assets and liabilities of US$3,500.

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

As of June 30, 2022, except for the above, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

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

As of June 30, 2022, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on this evaluation under the COSO Framework, our management concluded that our internal controls over financial reporting are not effective as of June 30, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on that evaluation, they concluded that, as of June 30, 2022, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company’s Chief Financial Officer in connection with the review of our financial statements as of June 30, 2022 and communicated to our management.

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

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2022, that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following sales of equity securities by the Company occurred during the three-month period ended June 30, 2022: None.

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

GJ Culture Group US, Inc., a Nevada corporation

DATED:	August 15, 2022	By:	/s/ Sanjun Kuang
Sanjun Kuang
Chief Executive Officer Chief Financial Officer

