Form 10-Q
period 2022-09-30
NP Life Sciences Health Industry Group Inc.
filed 2022-11-14
CIK 1781726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ____________ to ______________

Commission file number: 000-56140

NP Life Sciences Health Industry Group Inc.

(Exact name of registrant as specified in its charter)

Nevada	83-2912878
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4125 Blackhawk Plaza Circle, Suite 166

Danville, CA 94506

(Address of principal executive offices)

(925) 362-3169

(Registrant’s telephone number)

GJ Culture Group US, Inc.

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	GJCU	N/A

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

The number of shares outstanding of the Registrant’s Common Stock as of November 14, 2022 was 42,959,574 shares, $0.0001 par value.

ITEM 1. FINANCIAL STATEMENTS

NP Life Sciences Health Industry Group Inc.

FORM 10-Q

Quarterly Period Ended September 30, 2022

NP Life Sciences Health Industry Group Inc.

Condensed Balance Sheets

September 30, 2022 and December 31, 2021

	September 30	December 31
	2022	2021
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash and cash equivalents	$6,951	27,986
Prepaid expenses	9,993	10,425
Total assets	$16,944	38,411

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payables	$9,226	-
Accrued liabilities	5,000	239

Total liabilities	$14,226	239

Commitments and contingencies	-	-

Stockholders’ Equity
Preferred stock, $0.0001 par value, 30,000,000 shares authorized, no shares issued and outstanding as of September 30, 2022 and December 31, 2021	$-	-
Common stock, $0.0001 par value, 320,000,000 shares authorized, 42,959,574 shares issued and outstanding as of September 30, 2022 and December 31, 2021	4,296	4,296
Additional paid in capital	360,330	360,330
Accumulated deficit	(361,908)	(326,454)
Total stockholders’ equity	2,718	38,172

Total liabilities and stockholders’ equity	$16,944	38,411

The accompanying notes are an integral part of these financial statements

NP Life Sciences Health Industry Group Inc.

Condensed Statement of Operations and Comprehensive Loss

For the nine-month and three-month periods ended September 30, 2022 and 2021

(Unaudited)

	For the nine months ended		For the three months ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue	$55,982	$-	$41,000	$-

General and administrative expenses	91,437	97,950	46,440	20,834
Profit/(Loss) from operation	(35,455)	(97,950)	(5,440)	(20,834)

Profit/(Loss) before provision for income taxes	(35,455)	(97,950)	(5,440)	(20,834)

Interest income	1	4	-	1
Total other income/(expenses)	1	4	-	1

Provision for income taxes	-	-	-	-

Net profit / (loss)	$(35,454)	$(97,946)	$(5,440)	$(20,834)

Comprehensive loss	$(35,454)	$(97,946)	$(5,440)	$(20,834)

Basic and diluted loss per common share	$-	$-	$-	$-

Weighted average number of common shares used in per share calculations – basic and diluted	42,959,574	42,959,574	42,959,574	42,959,574

The accompanying notes are an integral part of these financial statements

NP Life Sciences Health Industry Group Inc.

Condensed Statement of Changes in Stockholders’ Equity

For the nine months ended September 30, 2022 and 2021

(Unaudited)

For the nine months ended September 30, 2021

	Number of Shares	Common	Additional Paid in	Accumulated	Total Stockholders’
	Outstanding	Stock	Capital	Deficit	Equity

Balance – December 31, 2020	42,959,574	$4,296	$360,330	(260,777)	103,849

Net loss	-	$-	$-	$(97,946)	$(97,946)

Balance – September 30, 2021	42,959,574	$4,296	$360,330	$(358,723)	$5,903

For the nine months ended September 30, 2022

	Number of Shares	Common	Additional Paid in	Accumulated	Total Stockholders’
	Outstanding	Stock	Capital	Deficit	Equity

Balance – December 31, 2021	42,959,574	$4,296	$360,330	$(326,454)	$38,172

Net loss	-	$-	$-	$(35,454)	$(35,454)

Balance – September 30, 2022	42,959,574	$4,296	$360,330	$(361,908)	$2,718

The accompanying notes are an integral part of these financial statements

NP Life Sciences Health Industry Group Inc.

Condensed Statement of Cash Flows

For the nine months ended September 30, 2022 and 2021

(Unaudited)

	For the nine months ended September 30,
	2022	2021

Cash flows used in operating activities
Net loss	$(35,454)	$(97,946)

Increase in prepaid expenses	432	-
Increase in accounts payable	9,226	-
Increase / (decreased) in accrued liabilities	4,761	4,345
Net cash used in operating activities	(21,035)	(93,601)

Net change in cash and cash equivalents	(21,035)	(93,601)

Cash and cash equivalents – Beginning of period	27,986	118,611

Cash and cash equivalents – End of period	$6,951	$25,010

Interest paid	$-	$-
Income tax paid	$-	$-

The accompanying notes are an integral part of these financial statements

NP Life Sciences Health Industry Group Inc.

Notes to Financial Statements

1.	NATURE OF OPERATIONS

NP Life Sciences Health Industry Group Inc. (the “Company”) is a for profit corporation established under the corporation laws in the State of Nevada, United States of America on December 20, 2018. The Company was originally incorporated as “Guojiang Cultural Industry US, Inc.” and amended the name to “GJ Culture Group US, Inc.” on February 20, 2019. On September 8, 2022, the Company filed a Certificate of Amendment to its Articles of Incorporation with the State of Nevada to reflect its corporate name change from “GJ Culture Group US, Inc.” to “NP Life Sciences Health Industry Group Inc.”. The name change was effective as of the filing of the Certificate of Amendment with the State of Nevada. The Company is awaiting the approval of FINRA for the market effectiveness of the name change. Unless the context otherwise requires, all references to “NP Life Sciences Health Industry Group Inc.,” “GJ Culture Group US, Inc.,” “we,” “us,” “our” or the “Company” are to NP Life Sciences Health Industry Group Inc.

The Company is dedicated to providing educational services based on classical Chinese studies and culture. The Company’s goal is to serve as cultural and educational meeting point between China and the U.S. The Company intends to pursue its business objective by providing education and training courses based on classical Chinese studies, organizing China-U.S. international study tour activities for participants of all ages, as well as organizing and promoting China-U.S. cultural events, art fairs, exhibitions, and other activities promoting Chinese culture.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Article 8 of Regulation S-X. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. Notes to the unaudited condensed interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended December 31, 2021 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended December 31, 2021 included in the Company’s Form 10K as filed with the Securities and Exchange Commission.

Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern. As of September 30, 2022 and for the nine-month period then ended, the Company had accumulated deficits of $361,908 and had net cash used in operating activities of $21,035. The circumstances give rise to substantial doubt to the Company’s ability to continue as a going concern, and in order to remain solvent that the Company is dependent upon its ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

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

There were no outstanding unfulfilled revenue contracts as of September 30, 2022.

Basic and Diluted Net Loss Per Share

Our computation of earnings per share (“EPS”) includes basic and diluted EPS. Basic EPS is measured as the income (loss) available to common stockholders divided by the weighted average common shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income (loss) of the Company as if they had been converted at the beginning of the periods presented, or issuance date, if later. In computing diluted income (loss) per share, the treasury stock method assumes that outstanding options and warrants are exercised, and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants may have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

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

	For the period ended September 30
	2022	2021
Loss per share:
Numerator:
Net (loss) used in computing earnings per share	$(35,454)	$(97,946)

Denominator:
Weighted average common shares outstanding	42,959,574	42,959,574

Basic and diluted loss per share	$(0.00)	$(0.00)

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

As of September 30, 2022, except for the above, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

3.	COMMITMENTS AND CONTINGENCIES

Except as disclosed herein, we are not a party to any pending legal proceeding. To the knowledge of our management, except as disclosed herein, no federal, state or local governmental agency is presently contemplating any proceeding against us.

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

As of September 30, 2022, and December 31, 2021, the Company has accumulated net operating losses of $361,908 and $326,454. The Company has elected to not recognize deferred tax assets resulting from the NOLs, as Management is not yet able to reliably estimate when the Company will generate profits that would enable the Company to make use of such potential future tax benefits. Management continually assesses it future earnings potential and related tax impacts. If circumstances change in the future that will enable Management to accurately forecast future profits, the Company may elect to recognize such tax assets.

5.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events that have occurred after the date of the balance sheet through November 14, 2022 and determined that no subsequent events require recognition or disclosure to the financial statements.

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

Overview

NP Life Sciences Health Industry Group Inc. (“NP Life Sciences,” the “Company”, “we”, “us” or “our”), formerly GJ Culture Group US, Inc, is an emerging company incorporated in Nevada and is qualified and authorized to transact intestate business in California. We are dedicated to providing educational services based on classical Chinese studies and culture. We aim to serve as a cultural and educational meeting point between China and the U.S. Our business is providing education and training courses based on classical Chinese studies both in Chinese and English, organizing China-U.S. international study tour activities for participants of all ages, and organizing and promoting China-U.S. cultural events, art fairs, and exhibitions and other relevant activities related to educating the public about Chinese culture.

Our executive office is located in Danville, California. Additionally; we have cooperative agencies in California and China. We have established a cooperative relationship with Shaanxi Guojiang Cultural Industry Group Co. Ltd (“Guojiang China”), which is an affiliated company of ours based in Shaanxi, China and also engages in business related to Chinese classical education. We intend through our cooperative partners to enter into contracts for cooperation with experts in various fields of traditional Chinese culture and art; to offer a diverse and systematic array of services related to Chinese classical studies, that cover the demand of the American market. We intend to focus on education and the cultural exchange between China and the U.S. relying on our experience in the field of Chinese classical culture and art. We intend to capitalize on the growing interest in China and on its increasing global influence. We will do this by offering a curated and systematized curriculum of classical Chinese studies, and contribute to the exchange and development of cultural education and art between China and the U.S.

We are committed to becoming a professional service institution of education, specifically in classical Chinese studies, culture and art. Classical studies and art are at the core of our services. We intend to offer international study tours, online and offline, in classical Chinese studies through classes, lectures, cultural, and artistic events. All of these will enrich, elevate and complement each other, forming a vertically integrated set of products and services with growth potential.

There is a growing global interest in China, and an increasing demand to learn more about the Chinese culture and language. We believe the market for classical Chinese studies education and training in the U.S. exists, but it is still in an early stage of development.

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

Results of Operations

Nine months ended September 30, 2022, and 2021

The following table sets forth key components of our results of operations for the periods indicated:

	For the nine months ended
	September 30,
	2022	2021
Revenues	$55,982	$-
Cost of revenues	-	-
Gross profit	55,982	-
Selling, general and administrative expense	91,437	97,950
Interest income, net	1	4
Income/(loss) before income taxes	(35,454)	(97,946)
Income tax expense	-	-
Net loss	$(35,454)	$(97,946)

Revenues

We report $55,982 in revenue in the reporting period. Revenues are comprised of promotion and consulting service rendered to our partner who provides international study tour services.

Cost of Revenues

There is no cost of revenue occurred during the period.

Selling, general and administrative expenses

We recorded $91,437 in selling, general and administrative expenses in the reporting period, and mainly consisting of professional service from our law firm, auditor and accountant.

Our selling, general and administrative expenses decreased by US$6,513 or 6% from US$97,950 for the first nine months of 2021 to US$91,437 for the same period of 2022. The decrease was primarily attributable to the decrease of professional service fees.

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

Cash Flows

The following table presents the major components of net cash flows used in and provided by operating, investing and financing activities for the periods presented:

Nine months ended September 30, 2022 and 2021

	For the nine months ended
	September 30,
	2022	2021
Net cash provided by (used in):
Operating activities	$(21,035)	$(93,601)
Investing activities	-	-
Financing activities	-	-
Net decrease in cash and cash equivalents	$(21,035)	$(93,601)

Operating Activities

Operating activities consisted primarily of net income/(loss) adjusted for certain non-cash items. In addition, operating cash flows included the effect of changes in operating assets and liabilities.

The cash used in the reporting period decreased by US$72,566 from US$93,601 for the first nine months of 2021 to US$21,035 for the same period of 2022. The decrease in cash used from operating activities was mainly due to the decrease of net loss of US$62,492 and the increase of net cash flows from operating assets and liabilities of US$10,074.

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

As of September 30, 2022, except for the above, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

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

As of September 30, 2022, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on this evaluation under the COSO Framework, our management concluded that our internal controls over financial reporting are not effective as of September 30, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on that evaluation, they concluded that, as of September 30, 2022, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company’s Chief Financial Officer in connection with the review of our financial statements as of September 30, 2022 and communicated to our management.

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

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2022, that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following sales of equity securities by the Company occurred during the three-month period ended September 30, 2022: None.

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

NP Life Sciences Health Industry Group Inc. a Nevada corporation

DATED:	November 14, 2022	By:	/s/ Guidong Wang
Guidong Wang
Chief Executive Officer
Chief Financial Officer

