Form 10-K
period 2022-12-31
NP Life Sciences Health Industry Group Inc.
filed 2023-04-18
CIK 1781726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

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

(925) 362-3169
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	NPLS	N/A

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

The number of shares outstanding of the registrant’s common stock as of April 17, 2023 was 42,959,574 shares, $0.0001 par value.

NP Life Sciences Health Industry Group Inc.

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

PART I

ITEM 1. BUSINESS.

OUR COMPANY

NP Life Sciences Health Industry Group Inc. (“NP Life Sciences”, “NPLS”, the “Company”, “we”, “us” or “our”), formerly GJ Culture Group US, Inc, was formed as a Nevada corporation on December 20, 2018 for the purpose of providing educational and other related services based on classical Chinese studies and culture. We aim to serve as a cultural and educational meeting point between China and the U.S.. We are an emerging company and is qualified and authorized to transact intestate business in California. We are dedicated to providing educational services based on classical Chinese studies and culture. We aim to serve as a cultural and educational meeting point between China and the U.S. Our business is providing education and training courses based on classical Chinese studies both in Chinese and English, organizing China-U.S. international study tour activities for participants of all ages, and organizing and promoting China-U.S. cultural events, art fairs, and exhibitions and other relevant activities related to educating the public about Chinese culture

On November 8, 2022, we formed our wholly-owned subsidiary GW Health Consulting Management Inc. ( “GW”), a California corporation, for the purpose of providing mental health consulting and other related services. GW plans to provide offline and online mental health consulting services for families, individuals, and company employees. GW plans to expand offline market especially focus on the Southeast Asian market, including but not limited to South Korea, Singapore, and China. By providing mental health consulting services, in the future, GW plans to extend its business to health care projects, health monitoring, psychological hospitals, aesthetic medicine, etc. GW’s business operations are at a very early stage and did not generate revenue in the fiscal year ended December 31, 2022. Currently, GW’s business has been limited to providing online career planning experience sharing and guidance consulting services, and mainly through introductions among friends to obtain customer resources.

Our executive office is located in Danville, California. Additionally; we have cooperative agencies in California and China. We have established a cooperative relationship with Shaanxi Guojiang Cultural Industry Group Co. Ltd (“Guojiang China”), which is an affiliated company of us based in Shaanxi, China and also engages in business related to Chinese classical education. We intend through our cooperative partners to enter into contracts for cooperation with experts in various fields of traditional Chinese culture and art; to offer a diverse and systematic array of services related to Chinese classical studies, that cover the demand of the American market. We will focus on education and the cultural exchange between China and the U.S. relying on our experience in the field of Chinese classical culture and art. We intend to capitalize on the growing interest in China and on its increasing global influence. We will do this by offering a curated and systematized curriculum of classical Chinese studies, and contribute to the exchange and development of cultural education and art between China and the U.S.

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

We are qualified to trade on the OTC Markets Group Inc.’s OTCQB® Venture Market under the symbol “NPLS.”

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

Market Opportunity Analysis of Classical Chinese Studies Education in the U.S.

There are not many education service providers who offer classical Chinese studies in the U.S., and long-term operating experience in this field is non-existent. This may be because most of the educational institutions operating in the market pursue revenue and tend to ignore the needs of clients. Many Internet educators focus on profitability rather than education itself, and their lack of competitive teaching methods and content renders them unable to enter into an overseas market with a full-fledged array of different education offers like they can in the U.S.

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

Data source: Zero Power Intelligence Research Institute. The data supporting the two tables appearing in the Registration Statement on pages 15 and 18 was calculated based on statistics from National Bureau of Statistics of China, or NBSC, and relevant associations. To be more specific, Zero Power used the population data of the United States in 2015 from National Bureau of Statistics (http://data.stats.gov.cn/easyquery.htm?cn=G0104) and the historical population data from 1968 to 2018 of the United States from World Bank (https://data.worldbank.org.cn/indicator/SP.POP.TOTL?locations=US). Zero Power then estimated the number of people participating in Chines education studies through its own theoretical deduction and data model based upon its industry research. Zero Power also estimated that the annual spending on the such education is approximately $1,000 per person; and The number of people participating in classical Chinese studies education in the U.S. mainly includes the number of enrollments of Confucius Institutes and classical Chinese studies education and training institutions in the U.S.

The numbers represent billions in USD.

COMPANY OVERVIEW

NPLS was formed as a Nevada corporation on December 20, 2018 for the purpose of providing educational and other related services based on classical Chinese studies and culture. We aim to serve as a cultural and educational meeting point between China and the U.S.. We are an emerging company and is qualified and authorized to transact intestate business in California. We are dedicated to providing educational services based on classical Chinese studies and culture. We aim to serve as a cultural and educational meeting point between China and the U.S. Our business is providing education and training courses based on classical Chinese studies both in Chinese and English, organizing China-U.S. international study tour activities for participants of all ages, and organizing and promoting China-U.S. cultural events, art fairs, and exhibitions and other relevant activities related to educating the public about Chinese culture. On September 8, 2022, we filed a Certificate of Amendment to its Articles of Incorporation with the State of Nevada to reflect its corporate name change from “GJ Culture Group US, Inc.” to “NP Life Sciences Health Industry Group Inc.”.

On November 8, 2022, we formed our wholly-owned subsidiary GW, a California Corporation, for the purpose of providing mental health consulting and other related services. GW plans to provide offline and online mental health consulting services for families, individuals, and company employees. GW plans to expand offline market especially focus on the Southeast Asian market, including but not limited to South Korea, Singapore, China, etc. By providing mental health consulting services, , GW plans to extend its business to health care projects, health monitoring, psychological hospitals, aesthetic medicine, etc. GW’s business operations are at a very early stage and GW did not generate any revenue in 2022, GW’s business has been limited to providing online career planning experience sharing and guidance consulting services, and mainly through introductions among friends to obtain customer resources.

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

NPLS intends to gradually expand its international study tour services, classical Chinese studies education services, seminars, cultural events, and art fairs by integrating and managing the valuable resources we have accumulated in the field of Chinese classical studies, culture, and art. Over the years we have gained knowledge, experience, and expertise in the fields of both Chinese and western culture and art. We anticipate that this knowledge will position us not only as an education service provider, but also as a platform for the exchange of culture and art between China and the U.S. We intend to serve as a melting pot for the continuous amalgamation of Chinese and American cultures.

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

Resources for Classical Studies Education

Education is a subject that requires professionalism, and classical Chinese studies education requires professional teachers who can convey its contents through a systematized and scientific approach. NPLS plans to collaborate with well-known masters in the field of Chinese culture and art and plans to establish solid cooperation relationships with some institutions of classical Chinese culture and art in China.

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

OUR GROWTH STRATEGIES

NPLS is committed to becoming a professional service institution in the field of education, specifically in classical Chinese studies, culture, and art. Classical studies and art are at the core of our services. We will offer international study tours, classical Chinese studies seminars and lectures, and cultural and artistic events, all of which will enrich, elevate and complement each other, forming a vertically integrated offer of products and services with great potential for growth.

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

We entered into a Business Cooperation Agreement (the “China Travel Agreement”) with Xi’an China Travel Service Co., Ltd. (“China Travel”) on March 5, 2019. China Travel is the organizer of the traditional education related tour camp from the U.S. to China. Pursuant to the China Travel Agreement, China Travel engages our Company to provide promotion and marketing services to recruit participants to the Chinese classical culture related tour camp organized by China Travel from July to August, starting 2019, and agreed to pay us $20,000 in promotional and marketing expenses. China Travel further agreed to pay us 15% of tour tuition we collected from the participants we recruit and share 50/50 of any exceeding amount that we collect above base sales price of the tour tuition which is $5,000 per participant. On June 3, 2019, we entered into a Supplementary Agreement to Business Cooperation Agreement (the “China Travel Supplementary Agreement”) with China Travel whereby the China Travel Agreement was amended to postpone the organizing period of Chinese classical culture related tour camp from July to August, starting 2019, to January to February, 2020 or July to August, every year since 2020. Due to the coronavirus outbreak, we further postponed the tour camp related to Chinese classical culture we plan to organize for China Travel to the end of 2022 or 2023.

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

We intend to organize cultural and art exhibitions in the U.S., starting in California, as a way to promote our other business activities. The exhibitions will be held in major art venues in San Francisco and the Bay Area, targeting the general public and Chinese culture and art enthusiasts. The exhibitions will encompass important Chinese cultural artifacts, such as traditional paintings, craftsmanship, calligraphy, and ancient literature. The events will be interactive and act as a form of cultural and business promotion for us.

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

In 2022, the Company also entered into four Consulting Services Agreements with four individual customers respectively. Pursuant to those Consulting Services Agreements, the Company provided research and analysis services related to the classical Chinese study and culture for the business activities proposed by individual customers, including but not limited to providing data and information related to market size, customer preference, development trend of classical Chinese culture study, and provide online consulting and planning services regarding the development of their potential business involving classical Chinese culture, especially for organizing and planning traditional Chinese cultural activities. The Company utilizes its excellent education information of classical Chinese study and culture, advanced concept as well as local resources in the United States to provide customized consulting services to them. The four individual customers paid the Company $102,020 service fee under the terms of Services Agreement. The Company and those four individual customers were not related parties as of the effective date of the Consulting Services Agreements.

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

Health Consulting Services

GW intends to generate revenue from offline and online mental health consulting services for families, individuals, and company employees

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

PRINCIPAL ADDRESS

Our principal address is located at 4125 Blackhawk Plaza Circle, Suite 166, Danville, CA 94506. Our telephone number is (925) 362-3169..

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

Our company does not own any real property.

We have leased a section of the office space rented by BEEC, Inc. located at 4125 Blackhawk Plaza Circle Suite 166, Danville, California. The term of the sublease is one year, beginning on December 15th, 2018 and ending on December 31, 2019 subject to automatic annual renewal unless terminated by either party upon advance written notice. Our monthly rent amounts to $800, payable on the first day of each calendar quarter. In addition to rent we will pay BEEC, Inc. $2,050 a year for bookkeeping charges; $135 for setting up our separate phone line and $425 for our door sign and directory. BEEC, Inc. may end our sublease by giving us a minimum of two months prior notice.

ITEM 3. LEGAL PROCEEDINGS.

Our company is not a party to any legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES.

Mine safety disclosures are not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the OTCQB Market system under the symbol “NPLS.” The following table sets forth the high and low quotations of our common stock reported by the OTC Market system for the periods indicated. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions, and may not necessarily represent actual transactions.

(Expressed in U.S. Dollars based on Yahoo Finance)

	2022			2021
	High	Low		High	Low
First quarter	$0.75	$0.75	First quarter	$0.51	$0.15
Second quarter	$0.75	$0.35	Second quarter	$0.51	$0.51
Third quarter	$0.75	$0.325	Third quarter	$0.51	$0.51
Fourth quarter	$0.95	$0.15	Fourth quarter	$1.50	$0.51

Number of Holders

As of April 17, 2023, 42,959,574 shares of our common stock were outstanding and held of record by approximately 59 stockholders of record.

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

Overview

NPLS, formerly GJ Culture Group US, Inc, is an emerging company incorporated in Nevada and is qualified and authorized to transact intestate business in California. We are dedicated to providing educational services based on classical Chinese studies and culture. We aim to serve as a cultural and educational meeting point between China and the U.S. Our business is providing education and training courses based on classical Chinese studies both in Chinese and English, organizing China-U.S. international study tour activities for participants of all ages, and organizing and promoting China-U.S. cultural events, art fairs, and exhibitions and other relevant activities related to educating the public about Chinese culture.

On November 8, 2022, we formed our wholly-owned subsidiary GW, a California Corporation, for the purpose of providing mental health consulting and other related services. GW plans to provide offline and online mental health consulting services for families, individuals, and company employees. GW plans to expand offline market especially focus on the Southeast Asian market, including but not limited to South Korea, Singapore, China, etc. By providing mental health consulting services, in the future, GW plans to extend its business to health care projects, health monitoring, psychological hospitals, aesthetic medicine, etc. GW’s business operations are at very early stage, GW’s business has been limited to providing online career planning experience sharing and guidance consulting services, and mainly through introductions among friends to obtain customer resources.

Our executive office is located in Danville, the State of California, U.S. We intend to offer a diverse and systematic array of services related to Chinese classical studies, that cover the demand of the American market. We will focus on education and the cultural exchange between China and the U.S. relying on our experience in the field of Chinese classical culture and art. We intend to capitalize on the growing interest in China and on its increasing global influence. We will do this by offering a curated and systematized curriculum of classical Chinese studies, and contribute to the exchange and development of cultural education and art between China and the U.S.

At present, NP Life Sciences Health Industry Group will offer international study tours, online and offline, in classical Chinese studies through classes, lectures, cultural, and artistic events. All of these will enrich, elevate and complement each other, forming a vertically integrated set of products and services with growth potential.

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

General

Revenues are comprised of providing promotions and consulting services to our partner who gives international study tour services and, commission to be received from partner enrollment services, and mental health consulting services.

Our general and administrative expenses consist of costs related to marketing, selling, personnel cost, and professional fee to law firm and accounting firm, etc.

Results of Operations

Year Ended December 31, 2022, and 2021

The following table sets forth key components of our results of operations for the periods indicated:

	For the year ended
	December 31,
	2022	2021
Revenues	$102,002	$34,992
Cost of revenues	-	-
Gross profit
Selling, general and administrative expense	120,857	100,673
Interest income, net	(1)	4
Income/(loss) before income taxes	(18,856)	$(65,677)
Income tax expense	-	-
Net loss	$(18,856)	$(65,677)

Revenues

We report $102,002 in revenue in the fiscal year ended December 31, 2022, an increase of 291% from $34,992 generated during the fiscal year ended December 31, 2021. . . Revenues are comprised of promotion and consulting service rendered to our partner who provides international study tour services. GW did not generate any revenue during the fiscal year ended December 31, 2022.

Cost of Revenues

There is no cost of revenue occurred during the period.

Selling, general and administrative expenses

We recorded $120,857 in selling, general and administrative expenses in the reporting period, and it mainly consists of professional service from our law firm, auditor and accountant etc.

Our selling, general and administrative expenses increased by US$20,184 or 20% from US$100,673 for 2021 to US120,857 for 2022. The increase was primarily attributable to the increase of professional service fee.

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

Cash Flows

The following table presents the major components of net cash flows used in and provided by operating, investing and financing activities for the periods presented:

Year ended December 31, 2022 and 2021

	For the year ended
	December 31,
	2022	2021
Net cash provided by (used in):
Operating activities	$93,873	$(90,625)
Investing activities	-	-
Financing activities	-	-
Net increase in cash and cash equivalents	$93,873	$(90,625)

Operating Activities

Operating activities consisted primarily of net income/(loss) adjusted for certain non-cash items. In addition, operating cash flows included the effect of changes in operating assets and liabilities.

The cash provided by operating activities in 2022 was $93,873 which was increased by $184,498 from $90,625 cash used for 2021. The increase in cash by operating activities was mainly due to decrease of net loss of $46,821 and the increase of net cash flows from operating assets and liabilities of $137,677.

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses”, which will require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Further, the FASB issued ASU No. 2019-04, ASU 2019-05, ASU 2019-10, ASU 2019-11 and ASU 2020-02 to provide additional guidance on the credit losses standard. The amendments for ASU 2016-13 are effective for fiscal years beginning after December 15, 2022. ASU 2016-13 will be effective for the Company beginning January 1, 2023. The Company is in the process of evaluating the effect of the adoption of this ASU.

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

As of December 31, 2022, except for the above, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

NP Life Sciences Health Industry Group Inc.

Consolidated Financial Statements

NP Life Sciences Health Industry Group Inc.

38

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors and Stockholders of

NP Life Sciences Health Industry Group Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NP Life Sciences Health Industry Group Inc. and its subsidiary (collectively the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred substantial losses from operating activities during the years ended December 31, 2022, and 2021, had accumulated deficits, which raises substantial doubt about its ability to continue as a going concern. Management’s plan in regards to this matter is described in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

WWC, P.C.
Certified Public Accountants
(PCAOB ID: 1171)

We have served as the Company’s auditor since 2019.

San Mateo, CA

April 17, 2023

NP Life Sciences Health Industry Group Inc.

Consolidated Balance Sheets

(Audited)

	As of
	December 31	December 31
	2022	2021

ASSETS

Current assets
Cash and cash equivalents	$121,859	27,986
Prepaid expenses	5,925	10,425
Total assets	$127,784	38,411

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Customer advance	$99,599
Accounts payables	6,130	-
Accrued liabilities	2,739	239

Total liabilities	$108,468	239

Commitments and Contingencies	-	-

Stockholders’ Equity
Preferred stock, $0.0001 par value, 30,000,000 shares authorized, no shares issued and outstanding as of December 31, 2022, and 2021	$-	-
Common stock, $0.0001 par value, 320,000,000 shares authorized, 42,959,574 shares issued and outstanding as of December 31, 2022, and 2021	4,296	4,296
Additional Paid in Capital	360,330	360,330
Accumulated deficit	(345,310)	(326,454)
Total stockholders’ equity	$19,316	38,172

Total liabilities and stockholders’ equity	$127,784	38,411

The accompanying notes are an integral part of these consolidated financial statements.

NP Life Sciences Health Industry Group Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Audited)

	For the year ended
	December 31,
	2022	2021
Revenue	$102,002	$34,992

General and administrative expenses	120,857	100,673
Loss from operations	(18,855)	(65,681)

Loss before provision for income taxes	(18,855)	(65,681)

Interest (expense) income	(1)	4
Total other (expense) income	(1)	4

Provision for income taxes	-	-

Net loss	$(18,856)	$(65,677)

Total comprehensive loss	$(18,856)	$(65,677)

Basic and diluted loss per common share	$-	$-

Weighted average number of common shares used in per share calculations – basic and diluted	42,959,574	42,959,574

The accompanying notes are an integral part of these consolidated financial statements.

NP Life Sciences Health Industry Group Inc.

Consolidated Statements of Stockholders’ Equity

For the Years ended December 31, 2022 and 2021

(Audited)

	Number of Shares	Common	Additional Paid in	Accumulated	Total Stockholders’
	Outstanding	Stock	Capital	Deficit	Equity

Balance – December 31, 2020	42,959,574	$4,296	$360,330	$(260,777)	$103,849

Net loss	-	$-	$-	$(65,677)	$(65,677)

Balance – December 31, 2021	42,959,574	$4,296	$360,330	$(326,454)	$38,172

Net loss	-	$-	$-	$(18,856)	$(18,856)

Balance – December 31, 2022	42,959,574	$4,296	$360,330	$(345,310)	$19,316

The accompanying notes are an integral part of these consolidated financial statements.

NP Life Sciences Health Industry Group Inc.

Consolidated Statements of Cash Flows

(Audited)

	For the Year Ended December 31,
	2022	2021

Cash flows from operating activities:
Net loss	$(18,856)	$(65,677)

Decrease (increase) in prepaid expenses	4,500	(10,425)
Increase in accounts payable	6,130	-
Increase in customer advance	99,599	-
Increase (decrease) in accrued liabilities	2,500	(14,523)
		-
Net cash provided by (used in) operating activities	$93,873	$(90,625)

Net change in cash and cash equivalents	$93,873	$(90,625)

Cash and cash equivalents – Beginning of period	27,986	118,611

Cash and cash equivalents – End of period	$121,859	$27,986

Interest paid	$1	$-
Income tax paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

NP Life Sciences Health Industry Group Inc.

Notes to Consolidated Financial Statements

1.	NATURE OF OPERATIONS

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

On November 8, 2022, the Company established a wholly-owned subsidiary GW Health Consulting Management Inc. (“herein after referred to as “GW”), a California Corporation. GW’s current business is limited to providing online career planning experience sharing and guidance related consulting services.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The Consolidated Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Financial Statements have been prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“GAAP”) and presented in US dollars.

The Consolidated Financial Statements includes the accounts of the Company and its current wholly owned subsidiary, GW Health Consulting Management Inc (100%). All significant intercompany transactions and accounts have been eliminated in consolidation.

Going Concern

The accompanying consolidated financial statements and notes have been prepared assuming that the Company will continue as a going concern. As of December 31, 2022, the Company had accumulated deficits of $345,310. The circumstances give rise to substantial doubt to the Company’s ability to continue as a going concern, and in order to remain solvent that the Company is dependent upon its ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

Management plans to fund operations of the Company through future potential offerings of the company’s common stock, private placements of restricted securities, or the issuance of stock in lieu of cash for payment of services until such a time that sustainable profitable operations are achieved. If we do not raise all of the money we need from public and private offerings, we will have to find alternative sources, such as loans or advances from our officers, directors or others. Such additional financing may not become available on acceptable terms and there can be no assurance that any additional financing that the Company does obtain will be sufficient to meet its needs in the long term. There are no written agreements in place for such funding or issuance of securities and there can be no assurance that such will be available in the future. Management believes that this plan provides an opportunity for the Company to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.   The Company has two bank accounts in Bank of America. Since the balance of each bank account is less than $250,000, thus the amount is insured by Federal Deposit Insurance Corporation

Fair Value of Financial Instruments

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

Unearned Revenue

GW received $99,599 from two customers and recorded such amounts as contract liabilities under the customer advance account. GW is expected to deliver the career planning, experience sharing and guidance services in the year 2023, at which point those amounts will be recognized as revenues.

December 31
2022

Customer A	$47,540
Customer B	52,059

Total	$99,599

There exists a concentration of risk for the demand of the Company’s product and services, as two customers constituted a substantial portion of the Company’s revenues and related unearned revenues. which are contract liabilities.

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

	For the year ended December 31
	2022	2021
Loss per share:
Numerator:
Net profit/(loss) used in computing earnings per share	$(18,856)	$(65,677)

Denominator:
Weighted average common shares outstanding	42,959,574	42,959,574

Basic and diluted loss per share	$(0.00)	$(0.00)

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses”, which will require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Further, the FASB issued ASU No. 2019-04, ASU 2019-05, ASU 2019-10, ASU 2019-11 and ASU 2020-02 to provide additional guidance on the credit losses standard. The amendments for ASU 2016-13 are effective for fiscal years beginning after December 15, 2022. ASU 2016-13 will be effective for the Company beginning January 1, 2023. The Company is in the process of evaluating the effect of the adoption of this ASU.

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

As of December 31, 2022, except for the above, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

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

As of December 31, 2022, and December 31, 2021, the Company has accumulated net operating losses of $345,310 and $326,454. The Company has elected to not recognize deferred tax assets resulting from the NOLs, as Management is not yet able to reliably estimate when the Company will generate profits that would enable the Company to make use of such potential future tax benefits. Management continually assesses it future earnings potential and related tax impacts. If circumstances change in the future that will enable Management to accurately forecast future profits, the Company may elect to recognize such tax assets.

4.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events that have occurred after the date of the balance sheet through April 17, 2023 and determined that no subsequent events require recognition or disclosure to the financial statements.

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

As of December 31, 2022, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on this evaluation under the COSO Framework, our management concluded that our internal controls over financial reporting are not effective as of December 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on that evaluation, they concluded that, as of December 31, 2022, such internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of U.S. GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company’s Chief Financial Officer in connection with the review of our financial statements as of December 31, 2022 and communicated to our management.

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

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2022 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following table sets forth information about our executive officers and directors as of the date of this annual report:

Name	Age	Position
Executive Officers:
Guidong Wang	43	Chief Executive Officer, President, Chief Financial Officer, and Treasurer
Huaying Zhu	43	Secretary
Directors:
Guidong Wang	43	Chairman
Huaying Zhu	43	Director
Jonathan Ginsberg	29	Director

Guidong Wang

Mr. Guidong Wang, age 43, serves as our Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer, and as treasurer. He has over eleven years’ experience in business management. Since August 2016, he has been serving as the Chairman of Shanghai Aurora Information Technology Group Co., Ltd., a company based in Shanghai primarily engaged in information technology. He has also been serving as the Dean of Beijing Qihuang Medical Research Institute, where he oversees the direction of academic research and strategic planning. From May 2011 to August 2016, he was the general manger of Yunnan Yijiaren Trading Co., Ltd., where he oversaw the general business strategy. Mr. Wang earned his MBA degree from Central Queensland University, Australia.

Huaying Zhu

Ms. Huaying Zhu, age 43, serves as our director and Secretary. She has over eleven years’ experience in marketing. Since August 2016, she has been serving as the Vice Chairman of Shanghai Aurora Information Technology Group Co., Ltd., where she oversees the company’s marketing. She has also been serving as the Chairman of Shanghai Mosai Net Technology Co., Ltd, where she oversees the marketing of the company. From May 2011 to August 2016, she was the general manger of Yunnan Yijiaren Trading Co., Ltd., where she oversaw the company’s marketing. Ms. Zhu earned her college degree of Business Administration from Sichuan Agricultural University.

Jonathan Ginsberg

Jonathan Ginsberg has served as director of our Company since our inception. Mr. Ginsberg has also been the Chief Operating Officer of BEEC Inc. (Beyond Education Consulting) from 2016 until present. He obtained a Bachelor’s Degree in International Relations from the Johns Hopkins University.

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

Code of Ethics

We have adopted a Code of Ethics that applies to our directors, officers, and all employees. It also may be obtained free of charge by writing to NP Life Sciences Health Industry Group Inc ., Attn: President, 4125 Blackhawk Plaza Circle, Suite 166, Danville, CA 94506.

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

Name and Principal Position	Year	Salary ($)(1)(2)	Bonus ($)	Option Awards ($)	Stock Awards ($)	All Other Compensation ($)	Total Compensation ($)
Guidong Wang Chief Executive Officer, Chief Financial Officer, President, Treasurer and Chairman of the Board	2022	-0-	-0-	-0-	-0-	-0-	-0-
	2021	-0-	-0-	-0-	-0-	-0-	-0-

Huaying Zhu Secretary and Director	2022	-0-	-0-	-0-	-0-	-0-	-0-
	2021	-0-	-0-	-0-	-0-	-0-	-0-

Sanjun Kuang Former Chief Executive Officer, Former President, Former Treasurer and Former Chairman of the Board	2022	-0-	-0-	-0-	-0-	-0-	-0-
	2021	-0-	-0-	-0-	-0-	-0-	-0-

Huawei Li Former Secretary and Director	2022	-0-	-0-	-0-	-0-	-0-	-0-
	2021	-0-	-0-	-0-	-0-	-0-	-0-

Meisang Hu Former Director	2022	-0-	-0-	-0-	-0-	-0-	-0-
	2021	-0-	-0-	-0-	-0-	-0-	-0-

Jonathan Ginsberg Director	2022	$12,000	-0-	-0-	-0-	-0-	-0-
	2021	$12,000	-0-	-0-	-0-	-0-	-0-

(1)	We have not paid our executive officers any salary compensation and we have not entered into any written employment agreement with any of our executive officers.

(2)	In fiscal year 2022, we have agreed to pay the following compensation to one of our director: Jonathan Ginsberg, $12,000 ($1,000 per month).

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

Compensation of Directors

Members of our company’s directors do not receive cash compensation for service on our company’s board of directors and on all committee thereof, except for Mr. Jonathan Ginsberg who was engaged as our director since December 2018. Jonathan received $1,000 per month as cash compensation for service on our Company’s board during the fiscal year of 2022. In addition, they may be reimbursed for certain expenses in connection with attendance at meetings of our company’s board of directors and committees thereof.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of April 15 , 2023, by (i) each person known by the Company to be the beneficial owner of 5% or more of the outstanding Common Stock; (ii) each of the persons named in the Summary Compensation Table ; (iii) each executive officer and director of the Company, and (iv) all of the Company’s executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. Each stockholder’s percentage of beneficial ownership as of April 15, 2022 set forth in the following table is based on 42,959,574 shares of our common stock outstanding at the date of this annual report.

Unless otherwise indicated, the principal address of each of the stockholders below is c/o NP Life Sciences Health Industry Group Inc., 4125 Blackhawk Plaza Circle, Suite 166, Danville, CA 94506. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned*	Percentage of Class **
Guidong Wang	33,883,504	78.87%
Huaying Zhu	3,750,045	8.73%
Jonathan Ginsberg	33,333	<1%
Directors and Executive Officers as a Group	37,666,882	87.68%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

We entered into Business Collaboration Agreement with BEEC Inc. (“BEEC”) for two years, whereby they will serve as our agents for the purpose of selling and promoting our products and services. We also engaged BEEC to design our website and logo and register our domain name and apply for our trademarks in the States. We have leased a section of the office space rented by BEEC located at 4125 Blackhawk Plaza Circle Suite 166, Danville, California for one year beginning on December 15, 2018 and ending on December 31, 2019 and subject to automatic annual renewal unless terminated by either party upon advance written notice. Our director, Jonathan Ginsberg, is Chief Operating Officer of BEEC Inc. and a minority shareholder of BEEC Capital LLC. BEEC Inc. and BEEC Capital, LLC are minority shareholders of our Company.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2022 and for the fiscal year ended December 31, 2021 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2022 $	December 31, 2021 $
Audit Fees	21,000	21,000
Audit-Related Fees	[●]	[●]
Tax Fees	[●]	[●]
All Other Fees	[●]	[●]
Total	21,000	21,000

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

PART IV

ITEM 15. EXHIBITS.

Exhibits:

4.1	Description of Securities
31	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer and Chief Financial Officer
32	Section 1350 Certification by Chief Executive Officer and Chief Financial Officer
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NP Life Sciences Health Industry Group Inc

DATED: April 17, 2023	By:	/s/ Gudong Wang
Guidong Wang
Chief Executive Officer Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Guidong Wang	Chairman	April 17, 2023
Guidong Wang

/s/ Huaying Zhu	Director	April 17, 2023
Huaying Zhu

/s/ Jonathan Ginsberg	Director	April 17, 2023
Jonathan Ginsberg

