Form 10-Q
period 2023-03-31
NP Life Sciences Health Industry Group Inc.
filed 2023-05-15
CIK 1781726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The number of shares outstanding of the Registrant’s Common Stock as of May 15, 2023 was 42,959,574 shares, $0.0001 par value.

ITEM 1. FINANCIAL STATEMENTS

NP Life Sciences Health Industry Group Inc.

FORM 10-Q

Quarterly Period Ended March 31, 2023

NP Life Sciences Health Industry Group Inc.

Condensed Consolidated Balance Sheets

As of March 31, 2023 and December 31, 2022

	As Of
	March 31	December 31
	2023	2022
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash and cash equivalents	$140,078	121,859
Prepaid Expenses	2,370	5,925
Total assets	$142,448	127,784

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Customer Advance	$112,646	99,599
Accounts payables	6,025	6,130
Accrued liabilities	3,239	2,739

Total liabilities	$121,910	108,468

Commitments and Contingencies	-	-

Stockholders’ Equity
Preferred stock, $0.0001 par value, 30,000,000 shares authorized, no shares issued and outstanding as of March 31, 2023, and December 31, 2022	$-	-
Common stock, $0.0001 par value, 320,000,000 shares authorized, 42,959,574 shares issued and outstanding as of March 31, 2023, and December 31, 2022	4,296	4,296
Additional Paid in Capital	360,330	360,330
Accumulated deficit	(344,088)	(345,310)
Total stockholders’ equity	$20,538	19,316

Total liabilities and stockholders’ deficit	$142,448	127,784

The accompanying notes are an integral part of these consolidated financial statements

NP Life Sciences Health Industry Group Inc.

Condensed Statement of Operations and Comprehensive Loss

For the three-months ended March 31, 2023 and 2022

(Unaudited)

	For the three months ended
	March 31,
	2023	2022
Revenue	$30,000	$-

General and administrative expenses	28,775	31,092
Profit/(Loss) from operation	1,225	(31,092)

Profit/(Loss) before provision for income taxes	1,225	(31,092)

Interest income/(expense)	(3)	-
Total other income/(expenses)	(3)	-
Profit/(loss) before income taxes	1,222	(31,092)

Net profit/(loss)	$1,222	$(31,092)

Total comprehensive profit/(loss)	$1,222	$(31,092)

Basic and diluted loss per common share	$0.00	$(0.00)

Weighted average number of common shares used in per share calculations – basic and diluted	42,959,574	42,959,574

The accompanying notes are an integral part of these financial statements

NP Life Sciences Health Industry Group Inc.

Condensed Statement of Changes in Stockholders’ Equity

For the three months ended March 31, 2023 and 2022

(Unaudited)

	Number of Shares	Common	Additional Paid in	Accumulated	Total Stockholders’
	Outstanding	Stock	Capital	Deficit	Equity

Balance – December 31, 2022	42,959,574	$4,296	$360,330	$(345,310)	$19,316

Net profit	-	$-	$-	$1,222	$1,222

Balance – March 31, 2023	42,959,574	$4,296	$360,330	$(344,088)	$20,538

Balance – December 31, 2021	42,959,574	$4,296	$360,330	$(326,454)	$38,172

Net loss	-	$-	$-	$(31,092)	$(31,092)

Balance – March 31, 2022	42,959,574	$4,296	$360,330	$(357,546)	$7,080

The accompanying notes are an integral part of these financial statements

NP Life Sciences Health Industry Group Inc.

Condensed Statement of Cash Flows

For the three months ended March 31, 2023 and 2022

(Unaudited)

	For the three months ended March 31,
	2023	2022

Cash flows from operating activities:
Net profit/(loss)	$1,222	$(31,092)

(Increase)/Decrease in prepaid expenses	3,555	8,746
Increase in Accounts payable	(105)	-
Increase in Customer advances	13,047	14,982
Decreased in Accrued Liabilities	500	2,500

Net cash provided by (used in) operating activities	$18,219	$(4,864)

Change in cash and cash equivalents	$18,219	$(4,864)

Cash and cash equivalents – Beginning of period	121,859	27,986

Cash and cash equivalents – End of period	$140,078	$23,122

Interest paid	$-	$-
Income tax paid	$-	$-

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

On November 8, 2022, the Company established a wholly-owned subsidiary, GW Health Consulting Management Inc. (“herein after referred to as “GW”), a California Corporation. GW’s current business is limited to providing online career planning experience sharing and guidance related consulting services. On March 8, 2023, GW established a wholly owned subsidiary, NLPL Health Industry Group Co., Limited, a Hong Kong based company, which had no business transactions in the reporting period.

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

The accompanying interim financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2023, are not necessarily indicative of the results for the full year. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended December 31, 2022, contained in the Company’s Form 10-K filed on April 18, 2023.

Going Concern

The accompanying consolidated financial statements and notes have been prepared assuming that the Company will continue as a going concern. As of March 31, 2023, the Company had accumulated deficits of $344,088. The circumstances give rise to substantial doubt to the Company’s ability to continue as a going concern, and in order to remain solvent that the Company is dependent upon its ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

Management plans to fund operations of the Company through the proceeds from an offering pursuant to a Registration Statement on Form S-1, private placements of restricted securities, or the issuance of stock in lieu of cash for payment of services until such a time as profitable operations are achieved. If we do not raise all of the money we need from public offerings or private placements of equity, we will need alternative sources, such as loans or advances from our officers, directors or others. Such additional financing may not become available on acceptable terms and there can be no assurance that any additional financing that the Company does obtain will be sufficient to meet its needs in the long term. There are no written agreements in place for such funding or issuance of securities and there can be no assurance that such will be available in the future. Management believes that this plan provides an opportunity for the Company to continue as a going concern.

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

Unearned Revenue

The Company and GW received $112,646 from three customers and recorded such amounts as contract liabilities under the customer advance account. The Company and GW are expected to deliver the career planning, experience sharing and guidance services in the year 2023, at which point those amounts will be recognized as revenues.

March 31
2023

Customer A	$47,540
Customer B	52,059
Customer C	13,047
Total	$112,646

There exists a concentration of risk for the demand of the Company’s product and services, as three customers constituted a substantial portion of the Company’s revenues and related unearned revenues. which are contract liabilities.

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

	For the three months ended March 31
	2023	2022
Loss per share:
Numerator:
Net profit/(loss) used in computing earnings per share	$1,222	$(31,092)

Denominator:
Weighted average common shares outstanding	42,959,574	42,959,574

Basic and diluted income/loss per share	$0.00	$(0.00)

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

As of March 31, 2023, except for the above, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

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

As of March 31, 2022, and December 31, 2022, the Company has accumulated net operating losses of $344,088 and $345,310. The Company has elected to not recognize deferred tax assets resulting from the NOLs, as Management is not yet able to reliably estimate when the Company will generate profits that would enable the Company to make use of such potential future tax benefits. Management continually assesses it future earnings potential and related tax impacts. If circumstances change in the future that will enable Management to accurately forecast future profits, the Company may elect to recognize such tax assets.

4. SUBSEQUENT EVENTS

The Company has evaluated subsequent events that have occurred after the date of the balance sheet through May 15, 2023 and determined that no subsequent events require recognition or disclosure to the financial statements.

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

Overview

The Company, formerly GJ Culture Group US, Inc, is an emerging company incorporated in Nevada and is qualified and authorized to transact intestate business in California. We are dedicated to providing educational services based on classical Chinese studies and culture. We aim to serve as a cultural and educational meeting point between China and the U.S. Our business is providing education and training courses based on classical Chinese studies both in Chinese and English, organizing China-U.S. international study tour activities for participants of all ages, and organizing and promoting China-U.S. cultural events, art fairs, and exhibitions and other relevant activities related to educating the public about Chinese culture.

On November 8, 2022, we formed our wholly-owned subsidiary GW, a California corporation, for the purpose of providing mental health consulting and other related services. GW plans to provide offline and online mental health consulting services for families, individuals, and company employees. GW plans to expand offline market especially focus on the Southeast Asian market, including but not limited to South Korea, Singapore, China, etc. By providing mental health consulting services, GW plans to extend its business to health care projects, health monitoring, psychological hospitals, aesthetic medicine, etc. GW’s business operations are at very early stage, GW’s business has been limited to providing online career planning experience sharing and guidance consulting services, and mainly through introductions among friends to obtain customer resources.

On March 8, 2023, GW established a wholly owned subsidiary, NLPL Health Industry Group Co., Limited, a Hong Kong based company, which had no business transaction in the reporting period.

Our executive office is located in Danville, California. We intend to offer a diverse and systematic array of services related to Chinese classical studies, that cover the demand of the American market. We will focus on education and the cultural exchange between China and the U.S. relying on our experience in the field of Chinese classical culture and art. We intend to capitalize on the growing interest in China and on its increasing global influence. We will do this by offering a curated and systematized curriculum of classical Chinese studies, and contribute to the exchange and development of cultural education and art between China and the U.S.

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

Results of Operations

Three months ended March 31, 2023, and 2022

The following table sets forth key components of our results of operations for the periods indicated:

	For Three months ended
	March 31,
	2023	2022
Revenues	$30,000	$-
Cost of revenues	-	-
Gross profit	30,000	-
Selling, general and administrative expense	28,775	31,092
Interest expense, net	(3)	-
Income/(loss) before income taxes	1,222	$(31,092)
Net profit/(loss)	$1,222	$(31,092)

Revenues

We report $30,000 in revenue in the first quarter of 2023 as compared to $nil in same period of three months ended, 2022. Revenues are comprised of promotion and consulting service rendered to our partner who provides international study tour services.

Cost of Revenues

There is no cost of revenue occurred during the period.

Selling, general and administrative expenses

We recorded $28,775 in selling, general and administrative expenses in the reporting period, and it mainly consists of professional service from our law firm, auditor and accountant etc.

Our selling, general and administrative expenses decreased by US$2,317 or 7.4% from US$31,092 for the first quarter of 2022 to US$28,775 for same quarter in 2023. The decrease was primarily attributable to the decrease of professional service fee.

Liquidity and Capital Resources

We plan to fund operations of the Company through the proceeds from public offerings, private placements of restricted securities, or the issuance of stock in lieu of cash for payment of services until profitable operations are achieved. If we do not raise all of the money we need from public offerings or through private placements, we will need alternative sources, such as loans or advances from our officers, directors or others. Such additional financing may not become available on acceptable terms and there can be no assurance that any additional financing that the Company obtains will be sufficient to meet its needs in the long term. There are no written agreements in place for such funding or issuance of securities and there can be no assurance that such will be available in the future. We believe that this plan provides an opportunity for the Company to continue as a going concern.

The failure to achieve the necessary levels of profitability or obtain the additional funding would be detrimental to the Company.

Cash Flows

The following table presents the major components of net cash flows used in and provided by operating, investing and financing activities for the periods presented:

Three months ended March 31, 2023, and 2022

	For the three months ended
	March 31,
	2023	2022
Net cash provided by (used in):
Operating activities	$18,219	$(4,864)
Investing activities
Financing activities
Net increase in cash and cash equivalents	$18,219	$(4,864)

Operating Activities

Operating activities consisted primarily of net income/(loss) adjusted for certain non-cash items. In addition, operating cash flows included the effect of changes in operating assets and liabilities.

The cash provided by operating activities in first quarter of 2023 was $18,219 which was increased by $23,083 from $4,864 cash used for same period in 2022. The increase in cash by operating activities was mainly due to: 1) the company achieved a net profit of $1,222 in the first quarter of 2023, as compared to net loss of $31,092 in the same period of 2022, the net impact is 32,314; 2) the decrease of net cash flows from operating assets and liabilities is $9,231.

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

As of March 31, 2023, except for the above, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

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

As of March 31, 2023, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on this evaluation under the COSO Framework, our management concluded that our internal controls over financial reporting were not effective as of March 31, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on that evaluation, they concluded that, as of March 31, 2023, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company’s Chief Financial Officer in connection with the review of our financial statements as of March 31, 2023 and communicated to our management.

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

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended of March 31, 2023, that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following sales of equity securities by the Company occurred during the three-month period ended of March 31, 2023: None.

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

NP Life Sciences Health Industry Group Inc. a Nevada corporation

DATED:	May 15, 2023	By:	/s/ Guidong Wang
Guidong Wang
Chief Executive Officer
Chief Financial Officer

