Form 10-Q
period 2023-06-30
NP Life Sciences Health Industry Group Inc.
filed 2023-08-14
CIK 1781726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ____________ to ______________

Commission file number: 000-56140

NP Life Sciences Health Industry Group Inc.

(Exact name of registrant as specified in its charter)

Nevada	83-2912878
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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

The number of shares outstanding of the Registrant’s Common Stock as of August 14, 2023 was 42,959,574 shares, $0.0001 par value.

ITEM 1. FINANCIAL STATEMENTS

NP Life Sciences Health Industry Group Inc.

FORM 10-Q

Quarterly Period Ended June 30, 2023

NP Life Sciences Health Industry Group Inc.

Condensed Consolidated Balance Sheets

June 30, 2023, and December 31, 2022

(Unaudited)

	June 30,	December 31
	2023	2022
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash and cash equivalents	$125,111	$121,859
Prepaid Expenses	18,995	5,925
Total assets	$144,106	$127,784

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Customer advances	$7,500	$99,599
Accounts payable	6,025	6,130
Accrued liabilities	3,194	2,739
Other payables	13,286	-
Due to Related Parties	22,362	-
Tax payable	24,628	-

Total liabilities	$76,995	$108,468

Commitments and Contingencies	-

Stockholders’ Equity
Preferred stock, $0.0001 par value, 30,000,000 shares authorized, no shares issued and outstanding as of June 30, 2023 and December 31, 2022	$-	$-
Common stock, $0.0001 par value, 320,000,000 shares authorized, 42,959,574 shares issued and outstanding as of June 30, 2023 and December 31, 2022	4,296	4,296
Additional Paid in Capital	360,330	360,330
Accumulated deficit	(297,515)	(345,310)
Total stockholders’ equity	67,111	19,316

Total liabilities and stockholders’ deficit	$144,106	$127,784

The accompanying notes are an integral part of these financial statements.

NP Life Sciences Health Industry Group Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

For the six month and three months ended June 30, 2023 and 2022

(Unaudited)

	For the six months ended June 30		For the three months ended June 30
	2023	2022	2023	2022
Revenue	$137,099	$14,982	$107,099	$14,982

General and administrative expenses	64,482	44,997	35,707	13,905
Profit/(Loss) from operation	72,617	(30,015)	71,392	1,077

Profit/(Loss) before provision for income taxes	72,617	(30,015)	71,392	1,077

Interest income (expense)	(194)	1	(197)	1
Total other income (expense)	(194)	1	(197)	1

Provision for income taxes	24,628	-	-	-

Net profit / (loss)	$47,795	$(30,014)	$71,195	$1,078

Comprehensive proft/(loss)	$47,795	$(30,014)	$71,195	$1,078

Basic and diluted loss per common share	$-	$-	$-	$-

Weighted average number of common shares used in per share calculations – basic and diluted	42,959,574	42,959,574	42,959,574	42,959,574

The accompanying notes are an integral part of these financial statements.

NP Life Sciences Health Industry Group Inc.

Consolidated Statements of Stockholders’ Equity

For the six months ended June 30, 2022 and 2023

(Unaudited)

	Number of Shares	Common	Additional Paid in	Accumulated	Total Stockholders’
	Outstanding	Stock	Capital	Deficit	Equity

Balance – December 31, 2021	42,959,574	$4,296	$360,330	$(326,454)	$38,172

Net loss	-	$-	$-	$(30,014)	$(30,014)

Balance – June 30, 2022	42,959,574	$4,296	$360,330	$(356,468)	$8,158

Balance – December 31, 2022	42,959,574	$4,296	$360,330	$(345,310)	$19,316

Net Profit	-	$-	$-	$47,795	$47,795

Balance – June 30, 2023	42,959,574	$4,296	$360,330	$(297,515)	$67,111

The accompanying notes are an integral part of these financial statements.

NP Life Sciences Health Industry Group Inc.

Condensed Conslidated Statements of Cash Flows

For the six months ended June 30, 2023 and 2022

(Unaudited)

	For the six months ended June 30,
	2023	2022

Cash flows used in operating activities
Net profit/(loss)	$47,795	$(30,014)
(Increase)/Decrease in prepaid expenses	(13,070)	(6,035)
Increase/(Decrease) in Accounts payable	(105)	3,530
Increase/(Decrease) in Customer advances	(92,099)	-
Increase/(Decrease) in Accrued Liabilities	455	5,000
Increase/(Decrease) in other payables	13,286	108
Increase/(Decrease) in Tax payable	24,628
Net cash used in operating activities	(19,110)	(27,411)

Cash flows from financing activities
Short term loan from related parties	22,362	-
Net cash provided by financing activities	22,362	-

Change in cash and cash equivalents	3,252	(27,411)

Cash and cash equivalents – Beginning of period	121,859	27,986

Cash and cash equivalents – End of period	$125,111	$575

Interest paid	$-	$-
Income tax paid	$-	$-

The accompanying notes are an integral part of these financial statements.

NP Life Sciences Health Industry Group Inc.

Notes to Condesed Consolidated Financial Statements

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

On November 8, 2022, the Company established a wholly owned subsidiary, GW Health Consulting Management Inc. “GW”), a California Corporation. GW’s current business is limited to providing online career planning experience sharing and guidance related consulting services.

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

The Consolidated Financial Statements includes the accounts of the Company and its current wholly owned subsidiary, GW Health Consulting Management Inc (100%), NLPL Health Industry Group Co., Limited (100%). All significant intercompany transactions and accounts have been eliminated in consolidation.

The accompanying interim financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2023, are not necessarily indicative of the results for the full year. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended December 31, 2022, contained in the Company’s Form 10-K filed on April 18, 2023.

Going Concern

The accompanying consolidated financial statements and notes have been prepared assuming that the Company will continue as a going concern. As of June 30, 2023, the Company had accumulated deficits of $297,515. The circumstances give rise to substantial doubt to the Company’s ability to continue as a going concern, and in order to remain solvent that the Company is dependent upon its ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has two bank accounts in Bank of America. Since the balance of each bank account is less than $250,000, the amount is insured by Federal Deposit Insurance Corporation

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management at the time of this report. A fair value hierarchy was established, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Inputs, other than the quoted prices in active markets, are observable either directly or indirectly.

Level 3—Unobservable inputs based on the Company’s assumptions.

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, prepayments, customer advances, accounts payable, deferred revenue, accrued liabilities, due to related parties, short term bank loans and taxes payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

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

	For the period ended June 30
	2023	2022
Loss per share:
Numerator:
Net proft/(loss) used in computing earnings per share	$47,795	$(30,014)

Denominator:
Weighted average common shares outstanding	42,959,574	42,959,574

Basic and diluted loss per share	$-	$-

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

As of June 30, 2023, except for the above, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

3. DUE TO RELATED PARTIES

As of June 30, 2023, the Company had a short-term loan of $22,362 from one of the shareholders. The Company is required to repay the loan before April 7, 2024, with an annual interest rate of 4%. The loan has a term of approximately 12 months short term with no collateral.

4. INCOME TAX

The Company was established in the State of Nevada and is subject to Nevada State and US Federal tax laws. The Company has not recognized an income tax benefit for its operating losses based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not. Further, the benefit from utilization of NOL (“net operating loss”) carry forwards could be subject to limitations due to material ownership changes that could occur in the Company as it continues to raise additional capital. Based on such limitations, the Company has significant NOLs for which realization of tax benefits is uncertain. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

As of June 30, 2023, and December 31, 2022, the Company has accumulated net operating losses of $297,515 and $345,310, respectively. The Company has elected to not recognize deferred tax assets resulting from the NOLs, as Management is not yet able to reliably estimate when the Company will generate profits that would enable the Company to make use of such potential future tax benefits. Management continually assesses it future earnings potential and related tax impacts. If circumstances change in the future that will enable Management to accurately forecast future profits, the Company may elect to recognize such tax assets.

5. SUBSEQUENT EVENTS

The Company has evaluated subsequent events that have occurred after the date of the balance sheet through the August 14, 2023 and determined that no subsequent events require recognition or disclosure to the financial statements.

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

Results of Operations

Comparison of the Six Months Ended June 30, 2023 to the Six Months Ended June 30, 2022

The following table sets forth key components of our results of operations for the periods indicated:

	For the six months ended
	June 30,
	2023	2022
Revenues	$137,099	$14,982
Cost of revenues	-	-
Gross profit	137,099	14,982
Selling, general and administrative expense	64,482	44,997
Interest income, net	(194)	1
Income/(loss) before income taxes	72,423	(30,014)
Income tax expense	24,628	-
Net income/(loss)	$47,795	$(30,014)

Revenues

We recorded $137,099 in revenue in the six months ended June 30, 2023, a 815% increase from $14,982 in revenue for the six months ended June 30, 2022. Revenues are comprised of promotion and consulting services rendered to our partner who provides international study tour services. The revenue generated by the newly set up subsidiary was $99,599.

Cost of Revenues

There is no cost of revenue that occurred during the period ended June 30, 2023.

Selling, general and administrative expenses

We recorded $64,482 in selling, general and administrative expenses in the reporting period ended June 30, 2023, a 43 % increase from $44,997 for the six months ended June 30, 2022. Selling, general and administrative expenses mainly consists of professional service from our law firm, auditor and accountant, etc.

The selling, general and administrative expenses increased by $19,485 or 43% from $44,997 for the first half of 2022 to $64,482 for the same period of 2023. The increase was primarily attributable to the increase of the professional service fee due to the newly set up subsidiary.

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

Cash Flows

The following table presents the major components of net cash flows used in and provided by operating, investing and financing activities for the periods presented:

	For the six months ended
	June 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$(19,110)	$(27,411)
Investing activities	-	-
Financing activities	22,362	-
Net increase/(decrease) in cash and cash equivalents	$3,252	$(27,411)

Operating Activities

Operating activities consisted primarily of net income/(loss) adjusted for certain non-cash items. In addition, operating cash flows included the effect of changes in operating assets and liabilities.

The cash used in the reporting period decreased by $8,301 from $27,411 for the first half of 2022 to $19,110 for the same period of 2023. The decrease in cash used from operating activities was mainly due to the cash received from customers to offset the total cash used.

Investing Activities

There was no investing activity in the reporting period.

Financing Activities

As of June 30, 2023, the Company had a short-term loan of $22,362 from a shareholder. The Company is required to repay the loan before April 7, 2024 with an annual interest rate 4%. The loan is approximately 12 months short term with no collateral.

Significant Accounting Policies

Going Concern

The accompanying consolidated financial statements and notes have been prepared assuming that the Company will continue as a going concern. As of June 30, 2023, the Company had accumulated deficits of $297,515. The circumstances give rise to substantial doubt to the Company’s ability to continue as a going concern, and in order to remain solvent that the Company is dependent upon its ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

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

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, prepayments, customer advances, accounts payable, deferred revenue, accrued liabilities, due to related parties, short term bank loans and taxes payable,. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

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

As of June 30, 2023, except for the above, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

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

As of June 30, 2023, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on this evaluation under the COSO Framework, our management concluded that our internal controls over financial reporting were not effective as of June 30, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on that evaluation, they concluded that, as of June 30, 2023, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company’s Chief Financial Officer in connection with the review of our financial statements as of June 30, 2023 and communicated to our management.

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

There have been no changes in our internal controls over financial reporting that occurred during the period r ended of June 30, 2023, that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following sales of equity securities by the Company occurred during the sox-month period ended of June 30, 2023: None.

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

NP Life Sciences Health Industry Group Inc. a Nevada corporation

DATED:	August 14, 2023	By:	/s/ Guidong Wang
Guidong Wang
Chief Executive Officer
Chief Financial Officer

