Form 10-Q
period 2023-09-30
NP Life Sciences Health Industry Group Inc.
filed 2023-11-14
CIK 1781726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of shares outstanding of the Registrant’s Common Stock as of November 14, 2023 was 42,959,574 shares, $0.0001 par value.

ITEM 1. FINANCIAL STATEMENTS

NP Life Sciences Health Industry Group Inc.

FORM 10-Q

Quarterly Period Ended September 30, 2023

NP Life Sciences Health Industry Group Inc.

Condensed Consolidated Balance Sheets

September 30, 2023, and December 31, 2022

(Unaudited)

	September 30	December 31
	2023	2022
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash and cash equivalents	$84,551	$121,859
Prepaid Expenses	10,770	5,925
Total assets	$95,321	$127,784

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Customer advances	$10,007	$99,599
Accounts payable	6,025	6,130
Accrued liabilities	3,419	2,739
Other payables	239	-
Due to Related Party Payable	22,362	-
Tax payable	21,533	-

Total liabilities	$63,585	$108,468

Commitments and Contingencies	-

Stockholders’ Equity
Preferred stock, $0.0001 par value, 30,000,000 shares authorized, no shares issued and outstanding as of September 30, 2023 and December 31, 2022	$-	$-
Common stock, $0.0001 par value, 320,000,000 shares authorized, 42,959,574 shares issued and outstanding as of September 30, 2023 and December 31, 2022	4,296	4,296
Additional Paid in Capital	360,330	360,330
Accumulated deficit	(332,890)	(345,310)
Total stockholders’ equity	31,736	19,316

Total liabilities and stockholders’ deficit	$95,321	$127,784

The accompanying notes are an integral part of these financial statements

NP Life Sciences Health Industry Group Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

For the nine months and three months ended September 30, 2023 and 2022

(Unaudited)

	For the nine months ended		For the three months ended
	September 30		September 30
	2023	2022	2023	2022
Revenue	$154,614	$55,982	$17,515	$41,000

General and administrative expenses	119,442	91,437	54,960	46,440
Profit/(Loss) from operation	35,172	(35,455)	(37,445)	(5,440)

Profit/(Loss) before provision for income taxes	35,172	(35,455)	(37,445)	(5,440)

Interest income/(expense)	(419)	1	(225)	-
Total other income/(expenses)	(419)	1	(225)	-

Profit/(Loss) before income taxes	34,753	(35,454)	(37,670)	(5,440)
Provision for income taxes	22,333	-	-	-

Net profit / (loss)	$12,420	$(35,454)	$(37,670)	$(5,440)

Comprehensive profit /(loss)	$12,420	$(35,454)	$(37,670)	$(5,440)

Basic and diluted loss per common share	$-	$-	$-	$-

Weighted average number of common shares used in per share calculations – basic and diluted	42,959,574	42,959,574	42,959,574	42,959,574

The accompanying notes are an integral part of these financial statements

NP Life Sciences Health Industry Group Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the nine months ended September 30, 2023 and 2022

(Unaudited)

	Number of Shares	Common	Additional Paid in	Accumulated	Total Stockholders’
	Outstanding	Stock	Capital	Deficit	Equity

Balance – December 31, 2022	42,959,574	$4,296	$360,330	$(345,310)	19,316

Net profit/(loss)	-	$-	$-	$12,420	12,420

Balance – September 30, 2023	42,959,574	$4,296	$360,330	$(332,890)	31,736

Balance – December 31, 2021	42,959,574	$4,296	$360,330	$(326,454)	$38,172

Net profit/(loss)	-	$-	$-	$(35,454)	$(35,454)

Balance – September 30, 2022	42,959,574	$4,296	$360,330	$(361,908)	$2,718

The accompanying notes are an integral part of these financial statements.

NP Life Sciences Health Industry Group Inc.

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2023 and 2022

(Unaudited)

	For the nine months ended September 30
	2023	2022

Cash flows used in operating activities
Net profit/(loss)	$12,420	$(35,454)
(Increase)/Decrease in Prepaid expenses	(4,845)	432
Increase/(Decrease) in Accounts payable	(105)	9,226
Increase/(Decrease) in Customer advances	(89,592)	-
Increase/(Decrease) in Accrued liabilities	919	4,761
Increase/(Decrease) in Other payables	-
Increase/(Decrease) in Tax payable	21,533
Net cash used in operating activities	(59,670)	(21,035)

Cash flows from financing activities
Short term loan from related parties	22,362	-
Net cash provided by financing activities	22,362	-

Change in cash and cash equivalents	(37,308)	(21,035)

Cash and cash equivalents – Beginning of period	121,859	27,986

Cash and cash equivalents – End of period	$84,551	$6,951

Interest paid	$-	$-
Income tax paid	$800	$-

The accompanying notes are an integral part of these financial statements.

NP Life Sciences Health Industry Group Inc.

Notes to Condensed Consolidated Financial Statements

1. NATURE OF OPERATIONS

NP Life Sciences Health Industry Group Inc. (the “Company”) is a for profit corporation established under the corporation laws in the State of Nevada, United States on December 20, 2018. The Company was originally incorporated as “Guojiang Cultural Industry US, Inc.” and amended the name to “GJ Culture Group US, Inc.” on February 20, 2019. On September 8, 2022, the Company filed a Certificate of Amendment to its Articles of Incorporation with the State of Nevada to reflect its corporate name change from “GJ Culture Group US, Inc.” to “NP Life Sciences Health Industry Group Inc.”. Unless the context otherwise requires, all references to “NP Life Sciences Health Industry Group Inc.,” “GJ Culture Group US, Inc.,” “we,” “us,” “our” or the “Company” are to NP Life Sciences Health Industry Group Inc.

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

On November 8, 2022, the Company established a wholly owned subsidiary, GW Health Consulting Management Inc. (herein after referred to as “GW”), a California Corporation. GW’s current business is limited to providing online career planning experience sharing and guidance related consulting services.

On March 8, 2023, GW established a wholly owned subsidiary, NLPL Health Industry Group Co., Limited, a Hong Kong based company, which had no business transactions in the reporting period.

On August 16, 2023, the Company established a subsidiary named NP Life Sciences Health (Singapore) Pte. Ltd., a Singapore based company in which the Company holds 90% of the shares and an individual holds 10% of the shares; there was no business transaction in the reporting period by this subsidiary.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Condensed Consolidated Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Financial Statements have been prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“GAAP”) and presented in US dollars.

Basis of Consolidation

The Condensed Consolidated Financial Statements includes the accounts of the Company and its current owned subsidiary, GW Health Consulting Management Inc (100%), NLPL Health Industry Group Co., Limited (100%), and NP Life Sciences Health (Singapore) Pte. Ltd. (90% of the shares). All significant intercompany transactions and accounts have been eliminated in consolidation.

The accompanying interim financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2023, are not necessarily indicative of the results for the full year. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended December 31, 2022, contained in the Company’s Form 10-K filed on April 18, 2023.

Going Concern

The accompanying consolidated financial statements and notes have been prepared assuming that the Company will continue as a going concern. For the reporting period, the net profit of $12,420 was generated. However, as of September 30, 2023, there was an accumulated deficit of $332,890. The circumstances give rise to substantial doubt to the Company’s ability to continue as a going concern, and in order to remain solvent that the Company is dependent upon its ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

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

	For the period ended September 30
	2023	2022
Loss per share:
Numerator:
Net profit/(loss) used in computing earnings per share	$12,420	$(35,454)

Denominator:
Weighted average common shares outstanding	42,959,574	42,959,574

Basic and diluted loss per share	$-	$-

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

As of September 30, 2023, except for the above, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

3. PREPAID EXPENSES

As of September 30, 2023 and December 31, 2022, prepaid expenses amounted to $10,770 and $5,925, respectively. Prepaid expenses consists of the following:

	September 30	December 31
	2023	2022
	(Unaudited)	(Audited)

Prepayment to OTCQB annual fee (unamortized portion)	$10,000	$5,925
Others	770	-
Total	$10,770	$5,925

4. CUSTOMER ADVANCES

As of September 30, 2023 and December 31, 2022, prepaid expenses amounted to $10,007 and $99,599, respectively. Customer advances consists of the following:

	September 30	December 31
	2023	2022
	(Unaudited)	(Audited)

Customer A	$10,007	$-
Customer B	-	47,540
Customer C	-	52,059
Total	$10,007	$99,599

5. DUE TO RELATED PARTIES

As of September 30, 2023, the Company had a short-term loan of $22,362 from one of the shareholders. The Company is required to repay the loan before April 7, 2024, with an annual interest rate of 4%. The loan has a term of approximately 12 months short term with no collateral.

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

The subsidiary GW is established in the State of California and is subject to California and US Federal tax laws, and relevant tax rate is 8.84% and 21%, respectively. For the nine months ended September 30, 2023, GW generated a net profit of $52,509 and recorded tax expense of $22,333.

As of September 30, 2023, and December 31, 2022, the Company itself has accumulated net operating losses of $385,309 and $345,220, respectively. The Company has elected to not recognize deferred tax assets resulting from the NOLs, as Management is not yet able to reliably estimate when the Company will generate profits that would enable the Company to make use of such potential future tax benefits. Management continually assesses it future earnings potential and related tax impacts. If circumstances change in the future that will enable Management to accurately forecast future profits, the Company may elect to recognize such tax assets.

7. SUBSEQUENT EVENTS

The Company has evaluated subsequent events that have occurred after the date of the balance sheet through the November 1, 2023 and determined that no subsequent events require recognition or disclosure to the financial statements.

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

Overview

The Company, formerly GJ Culture Group US, Inc, is an emerging company incorporated in Nevada and is qualified and authorized to transact interstate business  in California. Our executive office is located in Danville, California.

Classical Chinese Studies We are dedicated to providing educational services based on classical Chinese studies and culture. We aim to serve as a cultural and educational meeting point between China and the U.S. Our business is providing education and training courses based on classical Chinese studies both in Chinese and English, organizing China-U.S. international study tour activities for participants of all ages, and organizing and promoting China-U.S. cultural events, art fairs, and exhibitions and other relevant activities related to educating the public about Chinese culture.

We intend to offer a diverse and systematic array of services related to Chinese classical studies, that cover the demand of the American market. We will focus on education and the cultural exchange between China and the U.S. relying on our experience in the field of Chinese classical culture and art. We intend to capitalize on the growing interest in China and on its increasing global influence. We intend to do this by offering a curated and systematized curriculum of classical Chinese studies, and contribute to the exchange and development of cultural education and art between China and the U.S.

At present, NP Life Sciences Health Industry Group intends to offer international study tours, online and offline, in classical Chinese studies through classes, lectures, cultural, and artistic events. All of these will enrich, elevate and complement each other, forming a vertically integrated set of products and services with growth potential.

There is a growing global interest in China, and an increasing demand to learn about the Chinese culture and language. We believe it is because the market for classical Chinese studies education and training in the U.S. exists, but it is still in an early stage of development. Based on the market search results by Zero Power Intelligence Research Institute, we estimate that this industry presents large training needs, many business opportunities and potential profit .

We plan to generate revenue through providing classical studies lectures, international study tour services, classical studies education and training, and organizing cultural and artistic events. We intend that these services will be paid for by our students or participants in advance.

- Mental Health Consulting On   November 8, 2022, we formed our wholly owned subsidiary GW, a California corporation, for the purpose of providing mental health consulting and other related services. GW plans to provide offline and online mental health consulting services for families, individuals, and company employees. GW plans to expand the offline market, focusing on the Southeast Asian market, including but not limited to South Korea, Singapore, China, etc. By providing mental health consulting services, GW plans to extend its business to health care projects, health monitoring, psychological hospitals, and aesthetic medicine. GW’s business operations are at very early stage. GW’s business has been limited to providing online career planning experience sharing and guidance consulting services, and mainly to customers obtained through introductions among friends.

On March 8, 2023, GW established a wholly owned subsidiary, NLPL Health Industry Group Co., Limited, a Hong Kong based company, which had no business transaction in the reporting period.

On August 16, 2023, the Company established a subsidiary named NP Life Sciences Health (Singapore) Pte. Ltd., a Singapore based company, in which the Company holds 90% of the shares and an individual holds 10% of the shares. The subsidiary had no business transaction in the reporting period.

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

Results of Operations

Comparison of the Nine and Three Months Ended September 30, 2023 to the Nine and Three Months Ended September 30, 2022

The following table sets forth key components of our results of operations for the periods indicated:

	For the nine months ended		For the three months ended
	September 30		September 30
	2023	2022	2023	2022
Revenue	$154,614	$55,982	$17,515	$41,000
Cost of revenues	-	-	-	-
General and administrative expenses	119,442	91,437	54,960	46,440
Profit/(Loss) from operation	35,172	(35,455)	(37,445)	(5,440)

Profit/(Loss) before provision for income taxes	35,172	(35,455)	(37,445)	(5,440)

Interest income/(expense)	(419)	1	(225)	-
Total other income/(expenses)	(419)	1	(225)	-

Provision for income taxes	22,333	-	-	-

Net profit / (loss)	$12,420	$(35,454)	$(37,670)	$(5,440)

Revenues

Our revenue in the nine months ended September 30, 2023 was $154,614, compared to revenue of $55,982 in the nine months ended September 30, 2022, an increase of 176%. The increase was mainly due to the revenue of $99,599 generated in the second quarter by GW, the new subsidiary.

Our revenue in the three months ended September 30 2023 was $17,515, compared to revenue of $41,000 in the three months ended September 30, 2022, a decrease of 57%.

Revenues are comprised of promotion and consulting services rendered to our partner who provides international study tour services.

Cost of Revenues

There was no cost of revenue during the periods ended September 30, 2022 or 2023.

Selling, general and administrative expenses

Our selling, general and administrative expenses increased by $28,005 or 31% from $91,437 for the first nine months of 2022 to $119,442 for the same period of 2023; and increased by $8,520 or 18% from $46,440 for the three months ended September 30, 2022 to $54,960 for the same period of 2023. The increase was primarily attributable to the increase of the professional service fee due to the new subsidiary.

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

Cash Flows

The following table presents the major components of net cash flows used in and provided by operating, investing and financing activities for the periods presented:

	For the nine months ended
	September 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$(59,670)	$(21,035)
Investing activities	-	-
Financing activities	22,362	-
Net increase/(decrease) in cash and cash equivalents	$(37,308)	$(21,035)

Operating Activities

Operating activities consisted primarily of net income/(loss) adjusted for certain non-cash items. In addition, operating cash flows included the effect of changes in operating assets and liabilities.

The cash used in the reporting period increased by $38,635 from $21,035 for the first nine months of 2022 to $59,670 or 184%, for the same period of 2023. The increase in cash used from operating activities was mainly due to  the increase of net profit of $47,874 and the decrease of net cash flows from operating assets and liabilities of $86,509.

Investing Activities

There was no investing activity in the reporting period.

Financing Activities

As of September 30, 2023, the Company had a short-term loan of $22,362 from a shareholder. The Company is required to repay the loan before April 7, 2024 with an annual interest rate of 4%. The loan has approximately 12 months short term with no collateral.

Significant Accounting Policies

Going Concern

The accompanying consolidated financial statements and notes have been prepared assuming that the Company will continue as a going concern. For the reporting period, the Company generated $12,420 net profit. However, as of September 30, 2023, the Company had accumulated deficits of $332,890.  The circumstances give rise to substantial doubt to the Company’s ability to continue as a going concern, and in order to remain solvent that the Company is dependent upon its ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

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

As of September 30, 2023, except for the above, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

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

As of September 30, 2023, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on this evaluation under the COSO Framework, our management concluded that our internal controls over financial reporting were not effective as of September 30, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on that evaluation, they concluded that, as of September 30, 2023, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company’s Chief Financial Officer in connection with the review of our financial statements as of September 30, 2023 and communicated to our management.

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

There have been no changes in our internal controls over financial reporting that occurred during the period r ended of September 30, 2023, that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following sales of equity securities by the Company occurred during the nine x-month period ended September 30, 2023: None.

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

NP Life Sciences Health Industry Group Inc. a Nevada corporation

DATED:	November 14, 2023	By:	/s/ Guidong Wang
Guidong Wang
Chief Executive Officer
Chief Financial Officer

