Form 10-K
period 2023-12-31
NP Life Sciences Health Industry Group Inc.
filed 2024-04-16
CIK 1781726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

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

Yes ☒ No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

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

The number of shares outstanding of the registrant’s common stock as of April 15, 2024 was 42,959,574 shares, $0.0001 par value.

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

On November 8, 2022, we formed our wholly-owned subsidiary GW Health Consulting Management Inc. ( “GW”), a California corporation.. GW’s business has been limited to providing online career planning experience sharing and guidance consulting services, and mainly through introductions among friends to obtain customer resources. GW’s business operations are at a very early stage and did not generate revenue in the fiscal year ended December 31, 2022 and generated $99,599 in revenue in the fiscal year ended December 31, 2023 from two customers.

GW plans to provide offline and online mental health consulting services for families, individuals, and company employees. GW plans to expand offline market especially to focus on the Southeast Asian market, including but not limited to South Korea, Singapore, and China. By providing mental health consulting services, in the future, GW plans to extend its business to health care projects, health monitoring, psychological hospitals, aesthetic and medicine.

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

Data source: Zero Power Intelligence Research Institute. The data supporting the two tables appearing in the Registration Statement on pages 15 and 18 was calculated based on statistics from National Bureau of Statistics of China, or NBSC, and relevant associations. To be more specific, Zero Power used the population data of the United States in 2015 from National Bureau of Statistics (http://data.stats.gov.cn/easyquery.htm?cn=G0104) and the historical population data from 1968 to 2018 of the United States from World Bank (https://data.worldbank.org.cn/indicator/SP.POP.TOTL?locations=US). Zero Power then estimated the number of people participating in Chinese education studies through its own theoretical deduction and data model based upon its industry research. Zero Power also estimated that the annual spending on the such education is approximately $1,000 per person; and The number of people participating in classical Chinese studies education in the U.S. mainly includes the number of enrollments of Confucius Institutes and classical Chinese studies education and training institutions in the U.S.

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

To participate in some of our courses, students will sometimes need to purchase certain supplies, such as the four stationery treasures of study, Hanfu clothing, classical musical instruments, sets of chess and Chinese Go, classical books, etc. As the number of students increases, the demand for these supplies will increase. The company will customize some of these supplies through novel design concepts. We expect these supplies to generate revenue for the company.

Sales Income from Cultural Events and Art Exhibitions

We expect to generate revenues from our activities organizing, hosting, and promoting cultural events and art exhibitions through participation fees, ticket sales, commissions on sales, sponsorships, etc.

Health Consulting Services and Career Planning Experience Sharing Consulting Services

GW intends to generate revenue from offline and online mental health consulting services for families, individuals, and company employees; and currently generates revenue from online career planning experience sharing consulting services.

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

Chart: Value Chain of Educational Informatization

EMPLOYEES

At the date hereof, we do not have any full-time employees but we plan to hire employees in the foreseeable future as our business grows.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 1C. CYBERSECURITY.

We ae not conducting significant operations, so cybersecurity threats have not affected our business strategy or results of operations and the Board of Directors will assess the potential threat to future operations as such operations develop. The Board of Directors oversees management’s processes for identifying and mitigating risks, including cybersecurity risks, to facilitate mitigating our risks involved with cybersecurity. help align our risk exposure with our strategic objectives. The Board relies on its executive officers to identify cybersecurity risks and retains oversight of cybersecurity. In the event of an incident, we intend to take appropriate steps from incident detection to mitigation, recovery and notification of appropriate parties. Management is responsible for day-to-day monitoring of cybersecurity, including detection and response and to report risks and incidents to the Board of Directors. We rely on computer software provided by third parties to protect our computer systems against cybersecurity threats.

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

PART II

ITEM 5. MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES.

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

(Expressed in U.S. Dollars based on Yahoo Finance)

	2023			2022
	High	Low		High	Low
First quarter	$0.51	$0.51	First quarter	$0.75	$0.75
Second quarter	$0.55	$0.55	Second quarter	$0.75	$0.35
Third quarter	$0.51	$0.51	Third quarter	$0.75	$0.525
Fourth quarter	$0.55	$0.55	Fourth quarter	$0.95	$0.15

Number of Holders

As of April 15, 2024, 42,959,574 shares of our common stock were outstanding and held of record by approximately 59 stockholders of record.

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

Online Career Consulting On November 8, 2022, we formed our wholly owned subsidiary GW, a California corporation, GW’s business operations are at very early stage. GW’s business has been limited to providing online career planning experience sharing and guidance consulting services, and mainly to customers obtained through introductions among friends.

Mental Health Consulting GW plans to provide offline and online mental health consulting services for families, individuals, and company employees. GW plans to expand the offline market, focusing on the Southeast Asian market, including but not limited to South Korea, Singapore, China, etc. By providing mental health consulting services, GW plans to extend its business to health care projects, health monitoring, psychological hospitals, and aesthetic medicine.

In order to facilitate such expansion in Southeast Asia, GW established one subsidiary in Hong Kong and the Company established one subsidiary in Singapore.

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

At present, the Company intends to offer international study tours, online and offline, in classical Chinese studies through classes, lectures, cultural, and artistic events. All of these will enrich, elevate and complement each other, forming a vertically integrated set of products and services with growth potential.

There is a growing global interest in China, and an increasing demand to learn about the Chinese culture and language. We believe it is because the market for classical Chinese studies education and training in the U.S. exists, but it is still in an early stage of development. Based on the market search results by Zero Power Intelligence Research Institute, we estimate that this industry presents large training needs, many business opportunities and potential profit.

We plan to generate revenue through providing classical studies lectures, international study tour services, classical studies education and training, and organizing cultural and artistic events. We intend that these services will be paid for by our students or participants in advance.

General

Revenues are comprised of providing promotions and consulting services to our partner who gives international study tour services and, commission to be received from partner enrollment services, and career planning experience sharing and guidance consulting services.

Our general and administrative expenses consist of costs related to marketing, selling, personnel cost, and professional fee to law firm and accounting firm, etc.

Results of Operations

Comparison of the Year Ended December 31, 2023, and 2022

The following table sets forth key components of our results of operations for the periods indicated:

	For the year ended
	December 31,
	2023	2022
Revenues	$164,621	$102,002
Cost of revenues	-	-
Gross profit	164,621	102,002
Selling, general and administrative expense	165,311	120,857
Interest (income)/expense, net	645	1
Income/(loss) before income taxes	(1,335)	$(18,856)
Income tax expense	1,600	-
Net loss	$(2,935)	$(18,856)

Revenues

Our revenue in 2023 was $164,621, compared to revenue of $102,002 in 2022, an increase of 61%. The increase was mainly due to the revenue of $99,599 generated by GW.

Revenues are comprised of promotion and consulting services rendered to our partner who provides international study tour services, and online career planning experience sharing and guidance consulting services.

Cost of Revenues

There was no cost of revenue during the reporting periods ended December 31, 2023, and 2022.

Selling, general and administrative expenses

We recorded $165,311 in selling, general and administrative expenses in the reporting period, and it mainly consists of professional service from our law firm, auditor and accountant.

Our selling, general and administrative expenses increased by $44,454 or 37% from $120,857 for 2022 to $165,311 for 2023. The increase was primarily attributable to the increase of professional service fees.

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

Cash Flows

The following table presents the major components of net cash flows used in and provided by operating, investing and financing activities for the periods presented:

	For the year ended
	December 31,
	2023	2022
Net cash provided by (used in):
Operating activities	$(73,607)	$93,873
Investing activities	-	-
Financing activities	22,362	-
Net increase in cash and cash equivalents	$(51,245)	$93,873

Operating Activities

Operating activities consisted primarily of net income/(loss) adjusted for certain non-cash items. In addition, operating cash flows included the effect of changes in operating assets and liabilities.

The cash used by operating activities in 2023 was $73,607 which decreased by $167,480 from $93,873 cash provided for 2022. The increase in cash used in operating activities was mainly due to the decrease of net loss of $15,921 and the decrease of net cash flows from operating assets and liabilities of $70,672.

Investing Activities

There was no investing activity in the reporting period.

Financing Activities

In 2023, the Company had a long-term loan of $22,362 from a shareholder. The Company is required to repay the loan before April 11, 2025, subject to an automatic extension for one year if not repaid on the maturity date, with an annual interest rate of 4%. The loan has a term of 12 months with no collateral.

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

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accounts and other payable, accrued liabilities, and related party payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

Revenue Recognition

The Company will recognize revenue in accordance with Accounting Standards Codification No. 606, “Revenue from Contracts with Customers” (“ASC-606”). ASC-606 requires that the criteria must be met before revenue can be recognized:

●	executed contract(s) with customers that the Company believes is legally enforceable;
●	identification of performance obligation in the respective contract;
●	determination of the transaction price for each performance obligation in the respective contract;
●	allocation of the transaction price to each performance obligation;
●	recognition of revenue only when the Company satisfies each performance obligation.

The Company provides consulting services to our partner who gives international study tour services, and career planning experience sharing and guidance consulting services. The Company enters a contract with a customer. Contracts with customers are considered to be short-term when the time between order confirmation and satisfaction of the performance obligations is equal to or less than one year, and all of the Company’s contracts are short-term. The Company typically satisfies its performance obligations in contracts with customers upon completion of service rendered. Generally, payment is advance payment from customers. The Company recognizes the revenue at a single point in time after every service rendered and the transaction price is stated in the contract. Historically, there was no sales returns.

When above criteria were met, the Company will recognize revenue accordingly.

Revenues are comprised of providing consulting services to our partner who gives international study tour services, and career planning experience sharing and guidance consulting services. In general, the payment term is advance payment from the customers.

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

Comprehensive income (loss)

The Company follows the provisions of the Financial Accounting Standards Board (the “FASB”) ASC 220 Reporting Comprehensive Income and establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. The Company’s comprehensive loss consists of net loss.

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

In February 2018, the FASB issued Accounting Standards Update No. 2018-02 Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02). The standard provides financial statement preparers with an option to reclassify stranded tax effects within Accumulated Other Comprehensive Income (AOCI) to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. We adopted this ASU in the 2019 and it did not have a material impact on our consolidated financial statements.

In December 2018, the FASB issued Accounting Standards Update No. 2018-05, Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (ASU 2018-05). The ASU adds various Securities and Exchange Commission (“SEC”) paragraphs pursuant to the issuance of the December 2017 SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which was effective immediately. The SEC issued SAB 118 to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the Tax Cuts and Jobs Act in the period of enactment. SAB 118 allows disclosure that timely determination of some or all of the income tax effects from the Tax Cuts and Jobs Act are incomplete by the due date of the financial statements and if possible, to provide a reasonable estimate. We adopted this ASU in the 2019 and it did not have a material impact on our consolidated financial statements.

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the potential impact of adopting this new guidance on its consolidated financial statements and related disclosures.

As of December 31, 2023, except for the above, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

NP Life Sciences Health Industry Group Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors and Stockholders of

NP Life Sciences Health Industry Group Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NP Life Sciences Health Industry Group Inc. and its subsidiaries (collectively the “Company”) as of December 31, 2023 and 2022, and the related consolidated statement of operations and comprehensive loss, consolidated statements of stockholders’ equity, and consolidated statements of cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the company incurred a net loss and the accumulated deficit for the years ended December 31, 2023 and 2022. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regards to these matters are described in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

San Mateo, CA

April 16, 2024

NP Life Sciences Health Industry Group Inc.

Consolidated Balance Sheets

As of December 31, 2023 and 2022

(Audited)

	As of
	December 31,	December 31,
	2023	2022

ASSETS

Current assets
Cash and cash equivalents	$70,614	$121,859
Prepaid expenses	6,250	5,925
Total assets	$76,864	$127,784

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payables	$6,130	$6,130
Other payables	6,894	239
Accrued liabilities	25,097	2,500
Deferred income - contract liabilities	-	99,599
Total current liabilities	$38,121	$108,468

Non-current liabilities
Long-term loan- related party	$22,362	$-
Total non-current liabilities	$22,362	$-

Total liabilities	$60,483	$108,468

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.0001 par value, 30,000,000 shares authorized, no shares issued and outstanding as of December 31, 2023, and 2022	$-	$-
Common stock, $0.0001 par value, 320,000,000 shares authorized, 42,959,574 shares issued and outstanding as of December 31, 2023, and 2022	4,296	4,296
Additional paid in capital	360,330	360,330
Accumulated deficit	(348,245)	(345,310)
Non-controlling interest	-	-
Total stockholders’ equity	$16,381	$19,316

Total liabilities and stockholders’ equity	$76,864	$127,784

The accompanying notes are an integral part of these consolidated financial statements.

NP Life Sciences Health Industry Group Inc.

Consolidated Statements of Operations and Comprehensive Loss

For the years ended December 31, 2023 and 2022

(Audited)

	For the years ended
	December 31,
	2023	2022
Revenue	$164,621	$102,002

General and administrative expenses	165,311	120,857
Loss from operations	(690)	(18,855)

Interest expense	645	1

Loss before income taxes	(1,335)	(18,856)

Income taxes	1,600	-

Net loss	$(2,935)	$(18,856)

Less: net loss attributable to the non-controlling interest	$-	$-

Net loss attributed to the Company	(2,935)	(18,856)

Total comprehensive loss	$(2,935)	$(18,856)

Basic and diluted loss per common share	$-	$-

Weighted average number of common shares used in per share calculations – basic and diluted	42,959,574	42,959,574

The accompanying notes are an integral part of these consolidated financial statements.

NP Life Sciences Health Industry Group Inc.

Consolidated Statements of Stockholders’ Equity

For the years ended December 31, 2023 and 2022

(Audited)

	Number of Shares	Preferred	Number of Shares	Common	Additional Paid in	Accumulated	Total Stockholders’
	Outstanding	Stock	Outstanding	Stock	Capital	Deficit	Equity

Balance – December 31, 2021	-	$-	42,959,574	$4,296	$360,330	$(326,454)	$38,172

Net loss		$-	-	$-	$-	$(18,856)	$(18,856)

Balance – December 31, 2022	-	$-	42,959,574	$4,296	$360,330	$(345,310)	$19,316

Net loss		$-	-	$-	$-	$(2,935)	$(2,935)

Balance – December 31, 2023	-	$-	42,959,574	$4,296	$360,330	$(348,245)	$16,381

The accompanying notes are an integral part of these consolidated financial statements.

NP Life Sciences Health Industry Group Inc.

Consolidated Statements of Cash Flows

For the years ended December 31, 2023 and 2022

(Audited)

	For the years ended December 31,
	2023	2022

Cash flows from operating activities:
Net loss	$(2,935)	$(18,856)

(Increase)/Decrease in Prepaid expenses	(325)	4,500
Increase/(Decrease) in Other payable	6,655	-
Increase/(Decrease) in Accounts payable	-	6,130
Increase/(Decrease) in Accrued liabilities	22,597	2,500
Increase/(Decrease) in Deferred income – contract liabilities	(99,599)	99,599

Net cash provided by (used in) operating activities	$(73,607)	$93,873

Cash flows from financing activities
Long-term loan from related parties	$22,362	$-
Net cash provided by financing activities	$22,362	$-

Net change in cash and cash equivalents	$(51,245)	$93,873

Cash and cash equivalents – Beginning of period	121,859	27,986

Cash and cash equivalents – End of period	$70,614	$121,859

Interest paid	$-	$1
Income tax paid	$1,600	$-

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

Going Concern

The accompanying consolidated financial statements and notes have been prepared assuming that the Company will continue as a going concern. As of December 31, 2023, there was an accumulated deficit of $348,245 and the net loss of 2023 was $2,935. The circumstances give rise to substantial doubt to the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued, and in order to remain solvent that the Company is dependent upon its ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

Management plans to fund operations of the Company through the proceeds from an offering pursuant to a Registration Statement on Form S-1, private placements of restricted securities, or the issuance of stock in lieu of cash for payment of services until such a time as profitable operations are achieved. If the Company do not raise all of the money it needs from public offerings or private placements of equity, the Company will need alternative sources, such as loans or advances from our officers, directors or others. Such additional financing may not become available on acceptable terms and there can be no assurance that any additional financing that the Company does obtain will be sufficient to meet its needs in the long term. There are no written agreements in place for such funding or issuance of securities and there can be no assurance that such will be available in the future. The failure to achieve the necessary levels of profitability or obtain the additional funding would be detrimental to the Company.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties. Management believes that the actions presently being taken to obtain additional funding and implement its strategic plan provides an opportunity for the Company to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has two bank accounts in Bank of America. The balance of each bank account is less than $250,000; thus, the amount is insured by Federal Deposit Insurance Corporation.

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

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accounts and other payable, accrued liabilities, and related party payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

Revenue Recognition

The Company will recognize revenue in accordance with Accounting Standards Codification No. 606, “Revenue from Contracts with Customers” (“ASC-606”). ASC-606 requires that the criteria must be met before revenue can be recognized:

●	executed contract(s) with customers that the Company believes is legally enforceable;
●	identification of performance obligation in the respective contract;

●	determination of the transaction price for each performance obligation in the respective contract;
●	allocation of the transaction price to each performance obligation;
●	recognition of revenue only when the Company satisfies each performance obligation.

The Company provides consulting services to clients through our partner who gives international study tour services, and career planning experience sharing and guidance consulting services. The Company enters into a contract with a customer. Contracts with customers are considered to be short-term when the time between order confirmation and satisfaction of the performance obligations is equal to or less than one year, and all of the Company’s contracts are short-term. The Company typically satisfies its performance obligations in contracts with customers upon completion of service rendered. Generally, payment is advance payment from customers. The Company recognizes the revenue at a single point in time after every service rendered and the transaction price is stated in the contract. Historically, there was no sales returns.

When above criteria were met, the Company will recognize revenue accordingly.

Revenues are comprised of providing consulting services to our partner who gives international study tour services, and career planning experience sharing and guidance consulting services. In general, the payment term is advance payment from the customers.

	For the years ended December 31,
	2023	2022

Consulting service relating to China traditional culture and education	$65,022	$102,002
Consulting service on career planning experience sharing and guidance	99,599	-

Total	$164,621	$102,002

General and Administrative Expenses

The general and administrative expense mainly consists of service fees occurred by the law firm, auditor, and accountant, etc.

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

	For the years ended December 31,
	2023	2022
Loss per share:
Numerator:
Net loss used in computing earnings per share	$(2,935)	$(18,856)

Denominator:
Weighted average common shares outstanding	42,959,574	42,959,574

Basic and diluted loss per share	$(0.00)	$(0.00)

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Comprehensive income (loss)

The Company follows the provisions of the Financial Accounting Standards Board (the “FASB”) ASC 220 Reporting Comprehensive Income and establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. The Company’s comprehensive loss consists of net loss.

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

In February 2018, the FASB issued Accounting Standards Update No. 2018-02 Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02). The standard provides financial statement preparers with an option to reclassify stranded tax effects within Accumulated Other Comprehensive Income (AOCI) to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. We adopted this ASU in the 2019 and it did not have a material impact on our consolidated financial statements.

In December 2018, the FASB issued Accounting Standards Update No. 2018-05, Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (ASU 2018-05). The ASU adds various Securities and Exchange Commission (“SEC”) paragraphs pursuant to the issuance of the December 2017 SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which was effective immediately. The SEC issued SAB 118 to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the Tax Cuts and Jobs Act in the period of enactment. SAB 118 allows disclosure that timely determination of some or all of the income tax effects from the Tax Cuts and Jobs Act are incomplete by the due date of the financial statements and if possible, to provide a reasonable estimate. We adopted this ASU in the 2018 and it did not have a material impact on our consolidated financial statements.

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the potential impact of adopting this new guidance on its consolidated financial statements and related disclosures.

As of December 31, 2023, except for the above, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

3. PREPAID EXPENSES

As of December 31, 2023 and 2022, prepaid expenses amounted to $6,250 and $5,925, respectively. Prepaid expenses consists of the following:

	December 31,	December 31,
	2023	2022
	(Audited)	(Audited)

Prepayment to OTCQB annual fee (unamortized portion)	$6,250	$5,925

Total	$6,250	$5,925

4. DEFERRED INCOME – CONTRACT LIABILITIES

In 2022, GW received $99,599 from two customers and recorded such amounts as deferred income - contract liabilities. GW delivered the career planning, experience sharing and guidance services during the year of 2023 and recorded the revenue accordingly.

The movement is as follows:

Deferred income
(Audited)
Balance – January 1, 2022	$-
Addition	99,599
Recognize	-
Balance – December 31, 2022	$99,599
Addition	-
Recognize	(99,599)
Balance – December 31, 2023	$-

5. LONG-TERM LOAN – RELATED PARTY

As of December 31, 2023, the Company had a long-term loan of $22,362 from one of the shareholders. According to the original loan agreement signed on April 8, 2023, the Company is required to repay the loan before April 7, 2024; after the agreement renewal, the repayment date was extended to April 11, 2025. The renewed loan agreement has a term of 12 months with an annual interest rate of 4% with no collateral is required. Additionally, the loan agreement will be automatically extended to additional one year if the repayment is not completed before due date.

As of December 31, 2023, the accrued interest amount to $645.

6. CONCENTRATION OF RISK

There is a concentration of risk associated with the Company’s services revenue. In 2023, revenue from four customers constituted 88% of the total revenue. In 2022, all revenue came from four customers, comprising 100% of the total. It’s important to note that these customer compositions are not identical.

	For the years ended December 31,
	2023		2022

Customer A	52,059	32%
Customer B	47,540	29%
Customer C	30,000	18%
Customer D	15,000	9%
Customer E			41,000	40%
Customer F			26,020	25%
Customer G			20,000	20%
Customer H			14,982	15%
Subtotal	$144,599	88%	102,002	100%

7. INCOME TAX

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

As of December 31, 2023, and 2022, the Company has accumulated deficit of $348,245 and $345,310. In 2023, the Company incurred a net loss of $2,935, as the management is not yet able to reliably estimate when the Company will generate profits that would enable the Company to make use of such potential future tax benefits. Consequently, a valuation allowance has been set up for the entire amount of the net deferred tax asset. Management continually assesses its future earnings potential and related tax impacts. If circumstances change in the future that will enable Management to accurately forecast future profits, the Company may carryover of such tax assets.

8. SUBSEQUENT EVENTS

On April 5, 2024, the Company and one of the shareholders renewed the loan agreement and extended the repayment date to April 11, 2025, subject to an automatic extension for an additional one year. The annual interest rate is 4% with no collateral.

The Company has evaluated subsequent events that have occurred after the date of the balance sheet through April 14, 2024 and determined that no subsequent events require recognition or disclosure to the financial statements other than the above matter.

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

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of U.S. GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company’s Chief Financial Officer in connection with the review of our financial statements as of December 31, 2023 and communicated to our management.

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

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2023 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

During the quarter ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following table sets forth information about our executive officers and directors as of the date of this annual report:

Name	Age	Position
Executive Officers:
Guidong Wang	44	Chief Executive Officer, President, Chief Financial Officer, and Treasurer
Huaying Zhu	44	Secretary
Directors:
Guidong Wang	44	Chairman
Huaying Zhu	44	Director
Jonathan Ginsberg	30	Director

Guidong Wang

Mr. Guidong Wang serves as our Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer, and as treasurer. He has over eleven years’ experience in business management. Since August 2016, he has been serving as the Chairman of Shanghai Aurora Information Technology Group Co., Ltd., a company based in Shanghai primarily engaged in information technology. He has also been serving as the Dean of Beijing Qihuang Medical Research Institute, where he oversees the direction of academic research and strategic planning. From May 2011 to August 2016, he was the general manger of Yunnan Yijiaren Trading Co., Ltd., where he oversaw the general business strategy. Mr. Wang earned his MBA degree from Central Queensland University, Australia.

Huaying Zhu

Ms. Huaying Zhu serves as our director and Secretary. She has over eleven years’ experience in marketing. Since August 2016, she has been serving as the Vice Chairman of Shanghai Aurora Information Technology Group Co., Ltd., where she oversees the company’s marketing. She has also been serving as the Chairman of Shanghai Mosai Net Technology Co., Ltd, where she oversees the marketing of the company. From May 2011 to August 2016, she was the general manger of Yunnan Yijiaren Trading Co., Ltd., where she oversaw the company’s marketing. Ms. Zhu earned her college degree of Business Administration from Sichuan Agricultural University.

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

Name and Principal Position	Year	Salary ($)(1)(2)	Bonus ($)	Option Awards ($)	Stock Awards ($)	All Other Compensation ($)	Total Compensation ($)
Guidong Wang Chief Executive Officer, Chief Financial Officer, President, Treasurer and Chairman of the Board	2023	-0-	-0-	-0-	-0-	-0-	-0-
	2022	-0-	-0-	-0-	-0-	-0-	-0-

Huaying Zhu Secretary and Director	2023	-0-	-0-	-0-	-0-	-0-	-0-
	2022	-0-	-0-	-0-	-0-	-0-	-0-

Sanjun Kuang Former Chief Executive Officer, Former President, Former Treasurer and Former Chairman of the Board	2023	-0-	-0-	-0-	-0-	-0-	-0-
	2022	-0-	-0-	-0-	-0-	-0-	-0-

Huawei Li Former Secretary and Director	2023	-0-	-0-	-0-	-0-	-0-	-0-
	2022	-0-	-0-	-0-	-0-	-0-	-0-

Meisang Hu Former Director	2023	-0-	-0-	-0-	-0-	-0-	-0-
	2022	-0-	-0-	-0-	-0-	-0-	-0-

Jonathan Ginsberg Director	2023	$12,000	-0-	-0-	-0-	-0-	-0-
	2022	$12,000	-0-	-0-	-0-	-0-	-0-

(1)	We have not paid our executive officers any salary compensation and we have not entered into any written employment agreement with any of our executive officers.

(2)	In fiscal year 2023, we have agreed to pay the following compensation to one of our director: Jonathan Ginsberg, $12,000 ($1,000 per month).

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

Compensation of Directors

Members of our company’s directors do not receive cash compensation for service on our company’s board of directors and on all committee thereof, except for Mr. Jonathan Ginsberg who was engaged as our director since December 2018. Jonathan received $1,000 per month as cash compensation for service on our Company’s board during the fiscal year of 2023. In addition, they may be reimbursed for certain expenses in connection with attendance at meetings of our company’s board of directors and committees thereof.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of April 15, 2024, by (i) each person known by the Company to be the beneficial owner of 5% or more of the outstanding Common Stock; (ii) each of the persons named in the Summary Compensation Table ; (iii) each executive officer and director of the Company, and (iv) all of the Company’s executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. Each stockholder’s percentage of beneficial ownership as of April 15, 2024 set forth in the following table is based on 42,959,574 shares of our common stock outstanding at the date of this annual report.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2023 and for the fiscal year ended December 31, 2022 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2023 $	December 31, 2022 $
Audit Fees	21,000	21,000
Audit-Related Fees	[●]	[●]
Tax Fees	[●]	[●]
All Other Fees	[●]	[●]
Total	21,000	21,000

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

NP Life Sciences Health Industry Group Inc

DATED: April 16, 2024	By:	/s/ Gudong Wang
Guidong Wang
Chief Executive Officer
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Guidong Wang	Chairman	April 16, 2024
Guidong Wang

/s/ Huaying Zhu	Director	April 16, 2024
Huaying Zhu

/s/ Jonathan Ginsberg	Director	April 16, 2024
Jonathan Ginsberg

